Form 10-Q
period 2024-03-31
NAVIENT CORP
filed 2024-04-24
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of March 31, 2024, there were 111,824,749 shares of common stock outstanding.

TABLE OF CONTENTS

Organization of Our Form 10-Q

The order and presentation of content in our Quarterly Report on Form 10-Q (Form 10-Q) differs from the traditional Securities and Exchange Commission (SEC) Form 10-Q format. Our format is designed to improve readability and to better present how we organize and manage our business. See Appendix A, "Form 10-Q Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-Q format.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Form 10-Q contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to the following:

•
general economic conditions, including the potential impact of inflation and interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
•
increased defaults on education loans held by us;
•
unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations or the timing of the execution and implementation of current laws, rules or regulations or future laws, executive orders or other policy initiatives that operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs or extensions of previously announced deadlines which may increase or decrease the prepayment rates on education loans and accelerate or slow down the repayment of the bonds in our securitization trusts;
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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $35.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $16.6 billion Private Education Loan portfolio demonstrates high customer success rates. In the first quarter of 2024, we originated approximately $259 million of Private Education Loans.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our first-quarter 2024 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in a variety of economic environments.

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

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At March 31, 2024, $247 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.7% and our Adjusted Tangible Equity Ratio(1) was 8.4% as of March 31, 2024.

(Dollars and shares in millions)	Q1-24	Q1-23
Shares repurchased	2.6	4.9
Reduction in shares outstanding	1%	3%
Total repurchases in dollars	$43	$85
Dividends paid	$18	$21
Total Capital Returned(2)	$61	$106
GAAP equity-to-asset ratio	4.7%	4.4%
Adjusted Tangible Equity Ratio(1)	8.4%	8.5%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. The three strategic actions are:

•
Adopt a variable, outsourced servicing model. Navient entered into a binding letter of intent on January 29, 2024 that will transition our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. This transaction is intended to create a variable cost structure for the servicing of our student loan portfolios and provides attractive unit economics across a wide range of servicing volume scenarios. Navient and MOHELA will work toward ensuring a seamless transition in the coming months and providing customers with uninterrupted servicing of their loans. This transition is expected to include nearly 900 employees becoming employees of MOHELA and utilize the same servicing system provider currently used by Navient.
•
Explore strategic options for the business processing segment, including potential divestment. Navient has launched a process to explore a range of value-creating options for our business processing segment. Through various subsidiary brands, this segment provides high-quality business processing services to a variety of government and healthcare clients, including hospitals, toll-road authorities, state revenue divisions, and federal agencies. In conjunction with the decision to outsource student loan servicing, exploring options for the business processing segment increases the opportunities for shared cost reduction. Navient is working with financial and legal advisors to assist the Company in exploring strategic options for this segment, which may include a sale of the segment in whole or in part.
•
Streamline shared services infrastructure and corporate footprint. As we implement the above actions, we also plan to reshape our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company.

Since the announcement on January 30, 2024, we have made substantial progress on the above strategic actions. We are nearing completion of a final outsourcing agreement with MOHELA. Further, we expect to learn much more about the possible range of outcomes from the business processing segment divestment process during the second quarter. We are beginning to execute our plans for a leaner company. We continue to expect to be largely complete with these strategic actions by mid to end of 2025.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
GAAP Basis
Net income	$73	$111
Diluted earnings per common share	$.64	$.86
Weighted average shares used to compute diluted earnings per share	114	130
Return on common stockholders' equity	.51%	.68%

Core Earnings Basis(1)
Net income(1)	$54	$133
Diluted earnings per common share(1)	$.47	$1.02
Weighted average shares used to compute diluted earnings per share	114	130
Net interest margin, Federal Education Loans segment	.55%	1.12%
Net interest margin, Consumer Lending segment	2.99%	3.12%
Return on assets	.37%	.82%

Education Loan Portfolios
Ending FFELP Loans, net	$35,879	$42,148
Ending Private Education Loans, net	16,608	18,275
Ending total education loans, net	$52,487	$60,423
Average FFELP Loans	$37,158	$43,263
Average Private Education Loans	17,385	19,289
Average total education loans	$54,543	$62,552

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

First-quarter 2024 GAAP net income was $73 million ($0.64 diluted earnings per share), compared with $111 million ($0.86 diluted earnings per share) for the year-ago quarter. See “Results of Operations – GAAP Comparison of First-Quarter 2024 Results with First-Quarter 2023" for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2024 Core Earnings net income was $54 million ($0.47 diluted Core Earnings per share), compared with $133 million ($1.02 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a net reduction to pre-tax income of $23 million ($0.16 diluted loss per share) comprised of the following items:

•
$14 million ($0.10 diluted loss per share) of regulatory-related and restructuring expenses, of which $12 million is due to an accrual in connection with recent developments related to CFPB matters.
•
FFELP Loan prepayments were $1.6 billion (compared to approximately $700 million in the year-ago quarter). This resulted in the write-off of an additional $9 million ($0.06 diluted loss per share) of loan premium, a non-cash reduction to net interest income.

Financial highlights of first-quarter 2024 include:

Federal Education Loans segment:

•
Net income of $40 million.
•
Net interest margin of 0.55%.

Consumer Lending segment:

•
Net income of $73 million.
•
Net interest margin of 2.99%.
•
Originated $259 million of Private Education Loans.

Business Processing segment:

•
Revenue of $77 million.
•
Net income of $6 million and EBITDA(1) of $9 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.7% and adjusted tangible equity ratio(1) of 8.4%.
•
Repurchased $43 million of common shares. $247 million common share repurchase authority remains outstanding.
•
Paid $18 million in common stock dividends.

Operating Expenses:

•
Operating expenses of $170 million, excluding $13 million of regulatory-related expenses.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2024	2023	$	%
Interest income
FFELP Loans	$661	$693	$(32)	(5)%
Private Education Loans	328	344	(16)	(5)
Cash and investments	38	34	4	12
Total interest income	1,027	1,071	(44)	(4)
Total interest expense	875	837	38	5
Net interest income	152	234	(82)	(35)
Less: provisions for loan losses	12	(14)	26	186
Net interest income after provisions for loan losses	140	248	(108)	(44)
Other income (loss):
Servicing revenue	17	17	—	—
Asset recovery and business processing revenue	77	72	5	7
Other income	9	7	2	29
Gains (losses) on derivative and hedging activities, net	32	(8)	40	500
Total other income	135	88	47	53
Expenses:
Operating expenses	183	185	(2)	(1)
Goodwill and acquired intangible assets impairment and amortization expense	3	3	—	—
Restructuring/other reorganization expenses	1	4	(3)	(75)
Total expenses	187	192	(5)	(3)
Income before income tax expense	88	144	(56)	(39)
Income tax expense	15	33	(18)	(55)
Net income	$73	$111	$(38)	(34)%
Basic earnings per common share	$.65	$.87	$(.22)	(25)%
Diluted earnings per common share	$.64	$.86	$(.22)	(26)%
Dividends per common share	$.16	$.16	$—	—

GAAP Comparison of First-Quarter 2024 Results with First-Quarter 2023

For the three months ended March 31, 2024, net income was $73 million, or $0.64 diluted earnings per common share, compared with net income of $111 million, or $0.86 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $82 million primarily as a result of increased interest rates and the paydown of the FFELP and Private Education Loan portfolios, which includes an increase in prepayments of the FFELP Loan portfolio. This was partially offset by a $6 million decrease in mark-to-market losses on fair value hedges recorded in interest expense.
•
Provisions for loan losses increased $26 million from $(14) million to $12 million:
o
The provision for FFELP Loan losses decreased $9 million from $10 to $1 million.
o
The provision for Private Education Loan losses increased $35 million from $(24) million to $11 million.

The FFELP Loan provision for loan losses of $1 million in the current period was the result of relatively stable credit trends.

The Private Education Loan provision for loan losses of $11 million in the current period included $5 million in connection with loan originations and $6 million related to a general reserve build. The provision of $(24) million in the year-ago period included $(52) million in connection with the adoption of Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures," $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy. See our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K) for further discussion on the adoption of ASU No. 2022-02, as well as the resolution of certain private legacy loans in bankruptcy.

•
Asset recovery and business processing revenue increased $5 million primarily due to continued organic growth in our Business Processing segment.
•
Net gains on derivative and hedging activities increased $40 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $2 million primarily a result of a decline in overall servicing costs as well as lower in-school loan marketing spend. This was partially offset by a $12 million contingency loss accrual (regulatory-related expense) recorded in the current period related to recent developments in connection with CFPB matters.
•
Restructuring expenses decreased $3 million due to a decline in severance-related costs and facility lease terminations.
•
The effective income tax rates for the current and year-ago periods were 17% and 23%, respectively. The movement in the effective income tax rate was primarily driven by the reduction of tax and interest on state uncertain tax positions in the current period.

We repurchased 2.6 million and 4.9 million shares of our common stock during the first quarters of 2024 and 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 16 million common shares (or 12%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023
Interest income:
FFELP Loans	$661	$695	(5)%
Cash and investments	23	20	15
Total interest income	684	715	(4)
Total interest expense	631	590	7
Net interest income	53	125	(58)
Less: provision for loan losses	1	10	(90)
Net interest income after provision for loan losses	52	115	(55)
Other income (loss):
Servicing revenue	13	14	(7)
Other income	4	5	(20)
Total other income	17	19	(11)
Direct operating expenses	17	20	(15)
Income before income tax expense	52	114	(54)
Income tax expense	12	27	(56)
Net income	$40	$87	(54)%

Comparison of First-Quarter 2024 Results with First-Quarter 2023

•
Net income was $40 million compared to $87 million.
•
Net interest income decreased $72 million primarily due to the impact of increased interest rates on the different index resets for the segment’s assets and debt, as well as the paydown of the loan portfolio which included an increase in prepayments.
•
Provision for loan losses decreased $9 million. The $1 million of provision for loan losses in first-quarter 2024 was the result of relatively stable credit trends.
o
Net charge-offs were $10 million compared to $18 million.
o
Delinquencies greater than 90 days were $1.9 billion compared to $2.7 billion.
o
Forbearances were $5.5 billion compared to $6.8 billion.
•
Other income decreased $2 million primarily due to the paydown of the loan portfolio serviced for third parties.
•
Expenses were $3 million lower primarily as a result of the paydown of the loan portfolio.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Segment net interest margin	.55%	1.12%
FFELP Loans:
FFELP Loan spread	.66%	1.25%
Provision for loan losses	$1	$10
Net charge-offs	$10	$18
Net charge-off rate	.13%	.22%
Greater than 30-days delinquency rate	13.2%	14.4%
Greater than 90-days delinquency rate	6.6%	7.9%
Forbearance rate	16.0%	16.9%
Average FFELP Loans	$37,158	$43,263
Ending FFELP Loans, net	$35,879	$42,148

(Dollars in billions)
Total federal loans serviced	$42	$49

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2024	2023
FFELP Loan yield	6.91%	6.07%
Floor Income	.24	.45
FFELP Loan net yield	7.15	6.52
FFELP Loan cost of funds	(6.49)	(5.27)
FFELP Loan spread	.66	1.25
Other interest-earning asset spread impact	(.11)	(.13)
Net interest margin(1)	.55%	1.12%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
FFELP Loans	$37,158	$43,263
Other interest-earning assets	1,861	1,972
Total FFELP Loan interest-earning assets	$39,019	$45,235

The decrease in the net interest margin is primarily due to the impact of increased interest rates on the different index resets for the segment's assets and debt which resulted in a decrease of floor income and an increased cost of funds. In addition, there was an increase in prepayments which contributed to an increase in the amortization of loan premium, a non-cash reduction to interest margin.

As of March 31, 2024, our FFELP Loan portfolio totaled $35.9 billion, comprised of $12.7 billion of FFELP Stafford Loans and $23.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2024 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2024 and 2023, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2024	March 31, 2023
Education loans eligible to earn Floor Income	$35.6	$41.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(16.9)	(19.9)
Less: economically hedged Floor Income	(2.0)	(9.1)
Education loans eligible to earn Floor Income after rebates and economically hedged	$16.7	$12.8
Education loans earning Floor Income	$1.1	$—

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2024 to December 31, 2028.

(Dollars in billions)	April 1, 2024 to December 31, 2024	2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$1.7	$.9	$.7	$.3	$.3

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $3 million lower as a result of the paydown of the loan portfolio.

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

Several lawsuits have been filed or announced (which Navient is not party to) looking to overturn these regulations.

The proposed borrower debt relief regulations as well as the new income-driven repayment plan have increased, and may continue to increase, consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for potential debt relief and the new income-driven repayment plan. This consolidation activity could have a material impact on the Company’s results.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023
Interest income:
Private Education Loans	$328	$344	(5)%
Cash and investments	7	6	17
Interest income	335	350	(4)
Interest expense	201	197	2
Net interest income	134	153	(12)
Less: provision for loan losses	11	(24)	146
Net interest income after provision for loan losses	123	177	(31)
Other income (loss):
Servicing revenue	4	3	33
Other revenue	—	—	—
Total other income	4	3	33
Direct operating expenses	32	37	(14)
Income before income tax expense	95	143	(34)
Income tax expense	22	33	(33)
Net income	$73	$110	(34)%

Comparison of First-Quarter 2024 Results with First-Quarter 2023

•
Originated $259 million of Private Education Loans compared to $168 million.
o
Refinance Loan originations were $228 million compared to $135 billion.
o
In-school loan originations were $31 million compared to $33 million.
•
Net income was $73 million compared to $110 million.
•
Net interest income decreased $19 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses increased $35 million. The provision for loan losses of $11 million in first quarter 2024 included $5 million in connection with loan originations and $6 million related to a general reserve build. The negative provision of $(24) million in the year-ago period included $(52) million in connection with the adoption of a new accounting standard (ASU No. 2022-02), $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy.
o
Net charge-offs were $99 million, up $24 million from $75 million.
o
Private Education Loan delinquencies greater than 90 days: $351 million, down $13 million from $364 million.
o
Private Education Loan forbearances: $297 million, down $57 million from $354 million.
•
Expenses decreased $5 million due to lower in-school loan marketing spend.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Segment net interest margin	2.99%	3.12%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.10%	3.28%
Provision for loan losses	$11	$(24)
Net charge-offs	$99	$75
Net charge-off rate	2.40%	1.63%
Greater than 30-days delinquency rate	5.0%	4.5%
Greater than 90-days delinquency rate	2.1%	2.0%
Forbearance rate	1.8%	1.9%
Average Private Education Loans	$17,385	$19,289
Ending Private Education Loans, net	$16,608	$18,275
Private Education Refinance Loans:
Net charge-offs	$11	$8
Greater than 90-day delinquency rate	.5%	.3%
Average balance of Private Education Refinance Loans	$8,796	$9,521
Ending balance of Private Education Refinance Loans	$8,619	$9,274
Private Education Refinance Loan originations	$228	$135

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2024	2023
Private Education Loan yield	7.58%	7.24%
Private Education Loan cost of funds	(4.48)	(3.96)
Private Education Loan spread	3.10	3.28
Other interest-earning asset spread impact	(.11)	(.16)
Net interest margin(1)	2.99%	3.12%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Private Education Loans	$17,385	$19,289
Other interest-earning assets	543	625
Total Private Education Loan interest-earning assets	$17,928	$19,914

As of March 31, 2024, our Private Education Loan portfolio totaled $16.6 billion, comprised of $8.6 billion of refinance loans and $8.0 billion of non-refinance loans. The weighted-average life of these portfolios as of March 31, 2024 was 5 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $35 million. The provision for loan losses of $11 million in the current period included $5 million in connection with loan originations and $6 million related to a general reserve build. The provision of $(24) million in the year-ago quarter included $(52) million in connection with the adoption of a new accounting standard (ASU No. 2022-02), $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $5 million primarily due to lower in-school loan marketing spend.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023
Business processing revenue	$77	$72	7%
Direct operating expenses	69	67	3
Income before income tax expense	8	5	60
Income tax expense	2	1	100
Net income	$6	$4	50%

Comparison of First-Quarter 2024 Results with First-Quarter 2023

•
Revenue was $77 million, $5 million higher due to continued organic growth.
•
Net income was $6 million compared to $4 million.
•
EBITDA(1) was $9 million, up $4 million, primarily the result of the increase in revenue and the reduction of certain costs.
•
EBITDA margin was 11%, up from 7%.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Revenue from government services	$48	$40
Revenue from healthcare services	29	32
Total fee revenue	$77	$72
EBITDA(1)	$9	$5
EBITDA margin(1)	11%	7%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023
Net interest loss after provision for loan losses	$(24)	$(25)	(4)%
Other revenue	5	2	150
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	22	19	16
Unallocated corporate costs	43	42	2
Total unallocated shared services operating expenses	65	61	7
Restructuring/other reorganization expenses	1	4	(75)
Total expenses	66	65	2
Loss before income tax benefit	(85)	(88)	(3)
Income tax benefit	(20)	(20)	—
Net income (loss)	$(65)	$(68)	(4)%

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

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses increased $1 million from the year-ago quarter primarily as a result of an $11 million increase in regulatory-related expenses. Regulatory-related expenses were $13 million and $2 million in first-quarter 2024 and first-quarter 2023, respectively, with first quarter 2024 including a $12 million contingency loss accrual related to recent developments in connection to CFPB matters. The remaining $10 million decrease in expenses was primarily the result of ongoing initiatives to reduce costs and improve operating efficiency.

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

These expenses declined $3 million and primarily related to severance and facility exit costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$91	$104
Grace, repayment and other(2)	12,816	23,256	36,072	17,055	53,127
Total	12,829	23,256	36,085	17,146	53,231
Allowance for loan losses	(152)	(54)	(206)	(538)	(744)
Total education loan portfolio	$12,677	$23,202	$35,879	$16,608	$52,487
% of total FFELP	35%	65%	100%
% of total	24%	44%	68%	32%	100%

	December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$12	$—	$12	$70	$82
Grace, repayment and other(2)	13,708	24,420	38,128	17,449	55,577
Total	13,720	24,420	38,140	17,519	55,659
Allowance for loan losses	(156)	(59)	(215)	(617)	(832)
Total education loan portfolio	$13,564	$24,361	$37,925	$16,902	$54,827
% of total FFELP	36%	64%	100%
% of total	25%	44%	69%	31%	100%

	March 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$15	$—	$15	$73	$88
Grace, repayment and other(2)	15,339	27,008	42,347	18,908	61,255
Total	15,354	27,008	42,362	18,981	61,343
Allowance for loan losses	(155)	(59)	(214)	(706)	(920)
Total education loan portfolio	$15,199	$26,949	$42,148	$18,275	$60,423
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	363	363
Capitalized interest and premium/discount amortization	134	140	274	60	334
Refinancings and consolidations to third parties	(482)	(788)	(1,270)	(51)	(1,321)
Repayments and other	(539)	(511)	(1,050)	(666)	(1,716)
Ending balance	$12,677	$23,202	$35,879	$16,608	$52,487

	Three Months Ended March 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	274	274
Capitalized interest and premium/discount amortization	146	163	309	49	358
Refinancings and consolidations to third parties	(252)	(435)	(687)	(72)	(759)
Repayments and other	(386)	(613)	(999)	(701)	(1,700)
Ending balance	$15,199	$26,949	$42,148	$18,275	$60,423

(1)
Includes the origination of $47 million and $50 million of Private Education Refinance Loans in the first-quarters of 2024 and 2023, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,562		$1,557		$1,778
Loans in forbearance(2)	5,538		6,147		6,844
Loans in repayment and percentage of each status:
Loans current	25,162	86.8%	26,204	86.1%	28,886	85.6%
Loans delinquent 31-60 days(3)	1,163	4.0	1,193	3.9	1,270	3.8
Loans delinquent 61-90 days(3)	747	2.6	746	2.5	902	2.7
Loans delinquent greater than 90 days(3)	1,913	6.6	2,293	7.5	2,682	7.9
Total FFELP Loans in repayment	28,985	100%	30,436	100%	33,740	100%
Total FFELP Loans	36,085		38,140		42,362
FFELP Loan allowance for losses	(206)		(215)		(214)
FFELP Loans, net	$35,879		$37,925		$42,148
Percentage of FFELP Loans in repayment		80.3%		79.8%		79.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.2%		13.9%		14.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.0%		16.8%		16.9%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$369		$360		$369
Loans in forbearance(2)	297		363		354
Loans in repayment and percentage of each status:
Loans current	15,661	95.0%	15,935	94.9%	17,439	95.5%
Loans delinquent 31-60 days(3)	303	1.9	308	1.8	290	1.6
Loans delinquent 61-90 days(3)	165	1.0	173	1.0	165	.9
Loans delinquent greater than 90 days(3)	351	2.1	380	2.3	364	2.0
Total Private Education Loans in repayment	16,480	100%	16,796	100%	18,258	100%
Total Private Education Loans	17,146		17,519		18,981
Private Education Loan allowance for losses	(538)		(617)		(706)
Private Education Loans, net	$16,608		$16,902		$18,275
Percentage of Private Education Loans in repayment		96.1%		95.9%		96.2%
Delinquencies as a percentage of Private Education Loans in repayment		5.0%		5.1%		4.5%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.9%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66%, 65% and 65% for first-quarter 2024, fourth-quarter 2023 and first quarter 2023, respectively.

Allowance for Loan Losses

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832	$222	$800	$1,022
Total provision	1	11	12	10	(24)	(14)
Charge-offs:
Gross charge-offs	(10)	(110)	(120)	(18)	(88)	(106)
Expected future recoveries on current period gross charge-offs	—	11	11	—	13	13
Net charge-offs(1)(2)	(10)	(99)	(109)	(18)	(75)	(93)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	9	9	—	5	5
Allowance at end of period (GAAP)	206	538	744	214	706	920
Plus: expected future recoveries on previously fully charged-off loans(3)	—	217	217	—	268	268
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$206	$755	$961	$214	$974	$1,188
Net charge-offs as a percentage of average loans in repayment (annualized)	.13%	2.40%		.22%	1.63%
Allowance coverage of charge-offs (annualized)(4)	5.3	1.8	(Non-GAAP)	2.9	3.2	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.4%	(Non-GAAP)	.5%	5.1%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(4)	.7%	4.6%	(Non-GAAP)	.6%	5.4%	(Non-GAAP)
Ending total loans	$36,085	$17,146		$42,362	$18,981
Average loans in repayment	$29,736	$16,671		$34,305	$18,552
Ending loans in repayment	$28,985	$16,480		$33,740	$18,258

(1)
$28 million of first-quarter 2024 Private Education Loan net charge-offs is in connection with the resolution of certain private legacy loans in bankruptcy. This was previously reserved for in 2023.
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

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$226	$274
Expected future recoveries of current period defaults	11	13
Recoveries (cash collected)	(11)	(13)
Charge-offs (as a result of lower recovery expectations)	(9)	(6)
End of period expected future recoveries on previously fully charged-off loans	$217	$268
Change in balance during period	$(9)	$(5)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.9 billion at March 31, 2024. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.6 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $5.3 billion of senior unsecured notes that mature in the long term (from 2025 to 2043 with 60% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities, issue term ABS, enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 2.6 million shares of common stock for $43 million in the first quarter of 2024 and have $247 million of unused share repurchase authority as of March 31, 2024.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Ending Balances:
Total unrestricted cash and liquid investments	$823	$839	$570
Unencumbered FFELP Loans	133	92	62
Unencumbered Private Education Refinance Loans	88	236	37
Total	$1,044	$1,167	$669

	Three Months Ended
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Average Balances:
Total unrestricted cash and liquid investments	$767	$1,167	$825
Unencumbered FFELP Loans	115	92	85
Unencumbered Private Education Refinance Loans	218	137	66
Total	$1,100	$1,396	$976

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2024 to April 2026.

(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Ending Balances:
FFELP Loan ABCP facilities	$409	$408	$57
Private Education Loan ABCP facilities	1,340	1,719	1,028
Total	$1,749	$2,127	$1,085

	Three Months Ended
(Dollars in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Average Balances:
FFELP Loan ABCP facilities	$408	$203	$107
Private Education Loan ABCP facilities	1,563	1,693	1,141
Total	$1,971	$1,896	$1,248

At March 31, 2024, we had a total of $2.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.1 billion principal of our unencumbered tangible assets of which $957 million and $133 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2024, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of March 31, 2024, $0.6 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2024	December 31, 2023
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.3	3.4
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.2	2.1
Tangible unencumbered assets(1)	2.8	3.0
Senior unsecured debt	(5.9)	(5.9)
Mark-to-market on unsecured hedged debt(2)	.2	.2
Other liabilities, net	(.5)	(.7)
Total Tangible Equity (3)	$2.1	$2.1

(1)
Excludes goodwill and acquired intangible assets.
(2)
At March 31, 2024 and December 31, 2023, there were $(236) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	March 31, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$556	$5,303	$5,859	$506	$5,351	$5,857
Total unsecured borrowings	556	5,303	5,859	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations	55	33,787	33,842	59	35,626	35,685
Private Education Loan securitizations	383	11,214	11,597	435	11,754	12,189
FFELP Loan ABCP facilities	1,719	89	1,808	1,854	89	1,943
Private Education Loan ABCP facilities	1,659	784	2,443	1,286	821	2,107
Other	62	39	101	95	39	134
Total secured borrowings	3,878	45,913	49,791	3,729	48,329	52,058
Core Earnings basis borrowings(1)	4,434	51,216	55,650	4,235	53,680	57,915
Adjustment for GAAP accounting treatment	(7)	(368)	(375)	(9)	(278)	(287)
GAAP basis borrowings	$4,427	$50,848	$55,275	$4,226	$53,402	$57,628

Average Balances

	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,858	9.25%	$6,279	8.14%
Total unsecured borrowings	5,858	9.25	6,279	8.14
Secured borrowings:
FFELP Loan securitizations	34,860	6.35	41,377	5.15
Private Education Loan securitizations	11,907	3.56	13,172	3.25
FFELP Loan ABCP facilities	1,893	6.98	1,288	5.90
Private Education Loan ABCP facilities	2,242	7.27	2,828	6.25
Other	111	(1.67)	108	5.03
Total secured borrowings	51,013	5.75	58,773	4.79
Core Earnings basis borrowings(1)	56,871	6.11	65,052	5.11
Adjustment for GAAP accounting treatment	—	.08	—	.11
GAAP basis borrowings	$56,871	6.19%	$65,052	5.22%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, premium and discount amortization, and the impact of the SDR Plan on our accounting policies and estimates, can be found in our 2023 Form 10-K. See "Segment Results —Federal Education Loans Segment — Various Federal Loan Forgiveness Plans" for an update on the SDR Plan.

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

	Three Months Ended March 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$989					$661	$328	$—	$—
Cash and investments	38					23	7	—	8
Total interest income	1,027					684	335	—	8
Total interest expense	875					631	201	—	32
Net interest income (loss)	152	$10	$1	$11	$163	53	134	—	(24)
Less: provisions for loan losses	12				12	1	11	—	—
Net interest income (loss) after provisions for loan losses	140					52	123	—	(24)
Other income (loss):
Servicing revenue	17					13	4	—	—
Asset recovery and business processing revenue	77					—	—	77	—
Other revenue	41					4	—	—	5
Total other income (loss)	135	(10)	(22)	(32)	103	17	4	77	5
Expenses:
Direct operating expenses	118					17	32	69	—
Unallocated shared services expenses	65					—	—	—	65
Operating expenses	183	—	—	—	183	17	32	69	65
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	1	—	—	—	1	—	—	—	1
Total expenses	187	—	(3)	(3)	184	17	32	69	66
Income (loss) before income tax expense (benefit)	88	—	(18)	(18)	70	52	95	8	(85)
Income tax expense (benefit)(2)	15	—	1	1	16	12	22	2	(20)
Net income (loss)	$73	$—	$(19)	$(19)	$54	$40	$73	$6	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$11	$—	$11
Total other income (loss)	(32)	—	(32)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(21)	$3	(18)
Income tax expense (benefit)			1
Net income (loss)			$(19)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,037					$695	$344	$—	$—
Cash and investments	34					20	6	—	8
Total interest income	1,071					715	350	—	8
Total interest expense	837					590	197	—	33
Net interest income (loss)	234	$12	$7	$19	$253	125	153	—	(25)
Less: provisions for loan losses	(14)				(14)	10	(24)	—	—
Net interest income (loss) after provisions for loan losses	248					115	177	—	(25)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	72					—	—	72	—
Other revenue	(1)					5	—	—	2
Total other income (loss)	88	(12)	20	8	96	19	3	72	2
Expenses:
Direct operating expenses	124					20	37	67	—
Unallocated shared services expenses	61					—	—	—	61
Operating expenses	185	—	—	—	185	20	37	67	61
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	192	—	(3)	(3)	189	20	37	67	65
Income (loss) before income tax expense (benefit)	144	—	30	30	174	114	143	5	(88)
Income tax expense (benefit)(2)	33	—	8	8	41	27	33	1	(20)
Net income (loss)	$111	$—	$22	$22	$133	$87	$110	$4	$(68)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$19	$—	$19
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$27	$3	30
Income tax expense (benefit)			8
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between GAAP and Core Earnings net income and details each specific adjustment required to reconcile our GAAP earnings to our Core Earnings segment presentation.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
GAAP net income	$73	$111
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(21)	27
Net impact of goodwill and acquired intangible assets	3	3
Net income tax effect	(1)	(8)
Total Core Earnings adjustments to GAAP	(19)	22
Core Earnings net income	$54	$133

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

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, basis swaps and at times, certain other interest rate swaps do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. See our 2023 Form 10-K for further discussion.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(32)	$8
Plus: (Gains) losses on fair value hedging activity included in interest expense	—	6
Total (gains) losses in GAAP net income	(32)	14
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	10	12
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(22)	26
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	—	2
Other derivative accounting adjustments(3)	1	(1)
Total net impact of derivative accounting	$(21)	$27

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

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$—
Net settlement income (expense) on interest rate swaps reclassified to net interest income	10	12
Total reclassifications of settlement income (expense) on derivative and hedging activities	$10	$12
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fair value hedges	$(3)	$4
Foreign currency hedges	3	2
Floor Income Contracts	—	—
Basis swaps	—	2
Other	(22)	18
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(22)	$26

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2024, derivative accounting has increased GAAP equity by approximately $11 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Beginning impact of derivative accounting on GAAP equity	$(1)	$122
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	12	(41)
Ending impact of derivative accounting on GAAP equity	$11	$81

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Total pre-tax net impact of derivative accounting recognized in net income(2)	$21	$(27)
Tax and other impacts of derivative accounting adjustments	(5)	7
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(4)	(21)
Net impact of net mark-to-market gains (losses) under derivative accounting	$12	$(41)

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

(Dollars in millions)	March 31, 2024	March 31, 2023
Total hedged Floor Income, net of tax(1)(2)	$80	$166

(1)
$104 million and $217 million on a pre-tax basis as of March 31, 2024 and March 31, 2023, respectively.
(2)
Of the $80 million as of March 31, 2024, approximately $26 million, $20 million, $16 million and $10 million will be recognized as part of Core Earnings net income in the remainder of 2024, 2025, 2026 and 2027, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Core Earnings goodwill and acquired intangible asset adjustments	$3	$3

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

(Dollars in millions)	March 31, 2024	March 31, 2023
Navient Corporation's stockholders' equity	$2,766	$2,958
Less: Goodwill and acquired intangible assets	692	703
Tangible Equity	2,074	2,255
Less: Equity held for FFELP Loans	179	211
Adjusted Tangible Equity	$1,895	$2,044
Divided by:
Total assets	$59,029	$66,913
Less:
Goodwill and acquired intangible assets	692	703
FFELP Loans	35,879	42,148
Adjusted tangible assets	$22,458	$24,062
Adjusted Tangible Equity Ratio	8.4%	8.5%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Pre-tax income	$8	$5
Plus:
Depreciation and amortization expense(1)	1	—
EBITDA	$9	$5
Divided by:
Total revenue	$77	$72
EBITDA margin	11%	7%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of March 31, 2024, the $755 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $17,146 million Private Education Loan portfolio. The $217 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $17,146 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Allowance at end of period (GAAP)	$538	$706
Plus: expected future recoveries on previously fully charged-off loans	217	268
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$755	$974
Ending total loans	$17,146	$18,981
Ending loans in repayment	$16,480	$18,258
Net charge-offs	$99	$75

Allowance coverage of charge-offs (annualized):
GAAP	1.3	2.3
Adjustment(1)	.5	.9
Non-GAAP Financial Measure(1)	1.8	3.2

Allowance as a percentage of the ending total loan balance:
GAAP	3.1%	3.7%
Adjustment(1)	1.3	1.4
Non-GAAP Financial Measure(1)	4.4%	5.1%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.3%	3.9%
Adjustment(1)	1.3	1.5
Non-GAAP Financial Measure(1)	4.6%	5.4%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of March 31, 2024, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2023 Form 10-K should be considered together with information included in this Form 10-Q. These are not the only risks to which we are exposed. The following information amends and restates in its entirety the previously disclosed risk factor in our 2023 Form 10-K relating to potential impacts of prepayments on our loans. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our 2023 Form 10-K.

Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects.

The rate at which borrowers prepay their loans can have a material impact on profitability, results of operations, financial condition, cash flows or future business prospects by affecting our net interest margin, the future cash flows from our loans including loans held by our securitization trusts. Higher or lower prepayments can result from a variety of causes including borrower activity and changes in the education loan market as a result of market conditions, interest rate movements, loan forgiveness or other government sponsored initiatives or programs. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower, refinanced or consolidated with the borrower’s other loans through refinancing or repaid by the Department of Education (ED) in connection with certain government sponsored programs. Prepayment rates on education loans are subject to a variety of economic, political, competitive and other factors, including changes in our competitors’ business strategies, changes in interest rates, availability of alternative financings (including refinance and consolidations), legislative, executive, policy and regulatory changes affecting the education loan market and the general economy. Refinance products offered by us, our competitors, and the Federal Government may increase the repayment rate on our FFELP Loans and Private Education Loans.

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. In addition, the timing of the implementation and execution of certain government sponsored programs, like the Borrower Defense Loan Discharge program, may also increase or decrease the prepayment rates on FFELP Loans. For example, after the invalidation of the Student Debt Relief (SDR) Plan, ED announced that it had begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. ED held several public meeting sessions with a negotiated rulemaking committee in the fourth quarter of 2023 and in the first quarter of 2024. ED is expected to publish proposed regulations for public comment in May 2024. Further, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for the new income-driven repayment plan.

These proposed borrower debt relief regulations, the new income-driven repayment plan and the timing of the implementation and execution of certain government sponsored programs have increased, and may continue to increase, the prepayment rates of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding debt relief or other related policies or programs may ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2024 and 2023, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2024		As of March 31, 2023
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$16	$2	$39	$(26)
Mark-to-market gains (losses) on derivative and hedging activities	58	(60)	32	(33)
Increase (decrease) in income before taxes	$74	$(58)	$71	$(59)
Increase (decrease) in net income after taxes	$57	$(45)	$55	$(45)
Increase (decrease) in diluted earnings per common share	$.51	$(.40)	$.43	$(.36)

	At March 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$51,343	$(75)	—%	$111	—%
Other earning assets	3,077	—	—	—	—
Other assets	3,465	29	1	27	1
Total assets gain/(loss)	$57,885	$(46)	—%	$138	—%
Liabilities
Interest-bearing liabilities	$53,882	$(261)	—%	$277	1%
Other liabilities	988	121	12	(69)	(7)
Total liabilities (gain)/loss	$54,870	$(140)	—%	$208	—%

	At December 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$52,877	$(88)	—%	$130	—%
Other earning assets	2,939	—	—	—	—
Other assets	3,609	7	—	50	1
Total assets gain/(loss)	$59,425	$(81)	—%	$180	—%
Liabilities
Interest-bearing liabilities	$55,803	$(274)	—%	$295	1%
Other liabilities	987	113	11	(67)	(7)
Total liabilities (gain)/loss	$56,790	$(161)	—%	$228	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) a portion of our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (iii) as well as item (ii) having a more significant impact than item (i) as a result of interest rates being higher compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact (including annual reset floors in connection with a portion of the Stafford FFELP loan portfolio) than item (ii) as a result of interest rates being higher compared to the prior period. The relative changes from the prior period are a result of interest rates being lower in the prior period.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2024. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.9	$—	$1.9
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.0	—	1.0
Prime	monthly	3.4	—	3.4
3 month Term SOFR	quarterly	.2	1.2	(1.0)
3 month Term SOFR (1)	monthly	—	.4	(.4)
1 month Term SOFR	monthly	2.3	1.0	1.3
Overnight SOFR(2)	daily	33.7	34.7	(1.0)
Non Discrete reset (1)	monthly	—	4.7	(4.7)
Non Discrete reset (3)	daily/weekly	3.0	—	3.0
Fixed Rate (4)		13.5	17.2	(3.7)
Total		$59.2	$59.2	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $16.2 billion of 30-day average SOFR lookback debt and $16.0 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended March 31, 2024.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
January 1 — January 31, 2024	.9	$17.69	.9	$275
February 1 — February 29, 2024	.9	16.16	.9	$261
March 1 — March 31, 2024	.8	16.70	.8	$247
Total first-quarter 2024	2.6	$16.84	2.6

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On December 12, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during January 2024. No shares were purchased under this plan during the fourth-quarter 2023. This plan terminated by its terms on January 31, 2024. On March 14, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2024 from March 18, 2024 to March 28, 2024. This plan terminates by its terms on April 30, 2024.

Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
1/2/2024	38,510	$18.53	38,510	$289,296,075
1/3/2024	39,290	$18.16	39,290	$288,582,749
1/4/2024	39,284	$18.16	39,284	$287,869,332
1/5/2024	38,975	$18.30	38,975	$287,155,945
1/8/2024	39,423	$18.05	39,423	$286,444,234
1/9/2024	39,532	$17.81	39,532	$285,740,276
1/10/2024	40,804	$17.46	40,804	$285,027,899
1/11/2024	40,895	$17.39	40,895	$284,316,792
1/12/2024	41,167	$17.33	41,167	$283,603,360
1/16/2024	41,430	$17.22	41,430	$282,889,877
1/17/2024	41,099	$17.05	41,099	$282,188,942
1/18/2024	43,250	$16.73	43,250	$281,465,288
1/19/2024	42,133	$16.95	42,133	$280,751,175
1/22/2024	41,150	$17.57	41,150	$280,027,997
1/23/2024	40,589	$17.60	40,589	$279,313,675
1/24/2024	40,508	$17.68	40,508	$278,597,299
1/25/2024	40,250	$17.81	40,250	$277,880,507
1/26/2024	39,660	$18.07	39,660	$277,163,918
1/29/2024	38,969	$18.13	38,969	$276,457,434
1/30/2024	39,692	$18.22	39,692	$275,734,321
1/31/2024	41,214	$17.59	41,214	$275,009,511
2/5/2024	48,571	$16.00	48,571	$274,232,618
2/6/2024	48,205	$16.12	48,205	$273,455,630
2/7/2024	49,158	$15.81	49,158	$272,678,639
2/8/2024	48,511	$16.02	48,511	$271,901,648
2/9/2024	48,342	$16.07	48,342	$271,124,657
2/12/2024	46,941	$16.57	46,941	$270,346,671
2/13/2024	48,496	$16.04	48,496	$269,568,688
2/14/2024	48,262	$16.12	48,262	$268,790,710
2/15/2024	47,316	$16.44	47,316	$268,012,735
2/16/2024	47,451	$16.40	47,451	$267,234,748
2/20/2024	47,467	$16.39	47,467	$266,456,754
2/21/2024	48,413	$16.07	48,413	$265,678,762
2/22/2024	48,192	$16.14	48,192	$264,900,774
2/23/2024	47,501	$16.38	47,501	$264,122,789
2/26/2024	47,971	$16.22	47,971	$263,344,800
2/27/2024	48,504	$16.04	48,504	$262,566,805
2/28/2024	48,959	$15.89	48,959	$261,788,817
2/29/2024	48,068	$16.19	48,068	$261,010,822
3/1/2024	42,779	$16.36	42,779	$260,310,834
3/4/2024	42,500	$16.43	42,500	$259,612,385
3/5/2024	42,500	$16.43	42,500	$258,914,101
3/6/2024	42,700	$16.35	42,700	$258,215,862
3/7/2024	42,500	$16.43	42,500	$257,517,728
3/8/2024	42,500	$16.44	42,500	$256,818,862
3/11/2024	42,200	$16.56	42,200	$256,120,148
3/12/2024	41,700	$16.69	41,700	$255,424,383
3/13/2024	41,500	$16.87	41,500	$254,724,486
3/14/2024	41,713	$16.62	41,713	$254,031,124
3/15/2024	43,000	$16.50	43,000	$253,321,474
3/18/2024	42,563	$16.45	42,563	$252,621,478
3/19/2024	42,489	$16.47	42,489	$251,921,489
3/20/2024	41,819	$16.74	41,819	$251,221,497
3/21/2024	37,200	$16.95	37,200	$250,590,998
3/22/2024	46,484	$16.89	46,484	$249,805,721
3/25/2024	39,600	$17.11	39,600	$249,128,311
3/26/2024	44,700	$17.18	44,700	$248,360,321
3/27/2024	42,000	$17.20	42,000	$247,637,749
3/28/2024	35,250	$17.39	35,250	$247,024,857
	2,551,849	$16.84	2,551,849
(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On December 12, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during January 2024. No shares were purchased under this plan during the fourth-quarter 2023. This plan terminated by its terms on January 31, 2024. On March 14, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2024 from March 18, 2024 to March 28, 2024. This plan terminates by its terms on April 30, 2024.

Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a–1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

10.1*	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
FFELP Loans (net of allowance for losses of $206 and $215, respectively)	$35,879	$37,925
Private Education Loans (net of allowance for losses of $538 and $617, respectively)	16,608	16,902
Investments	129	146
Cash and cash equivalents	823	839
Restricted cash and cash equivalents	2,125	1,954
Goodwill and acquired intangible assets, net	692	695
Other assets	2,773	2,914
Total assets	$59,029	$61,375
Liabilities
Short-term borrowings	$4,427	$4,226
Long-term borrowings	50,848	53,402
Other liabilities	988	987
Total liabilities	56,263	58,615
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 465 million and 464 million shares issued, respectively	4	4
Additional paid-in capital	3,360	3,353
Accumulated other comprehensive income (net of tax expense of $4 and $6, respectively)	15	19
Retained earnings	4,691	4,638
Total stockholders’ equity before treasury stock	8,070	8,014
Less: Common stock held in treasury at cost: 353 million and 350 million shares, respectively	(5,304)	(5,254)
Total equity	2,766	2,760
Total liabilities and equity	$59,029	$61,375

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2024	December 31, 2023
FFELP Loans	$35,745	$37,832
Private Education Loans	15,603	15,759
Restricted cash	2,109	1,937
Other assets, net	1,580	1,744
Short-term borrowings	3,816	3,634
Long-term borrowings	45,724	48,169
Net assets of consolidated variable interest entities	$5,497	$5,469

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income:
FFELP Loans	$661	$693
Private Education Loans	328	344
Cash and investments	38	34
Total interest income	1,027	1,071
Total interest expense	875	837
Net interest income	152	234
Less: provisions for loan losses	12	(14)
Net interest income after provisions for loan losses	140	248
Other income (loss):
Servicing revenue	17	17
Asset recovery and business processing revenue	77	72
Other income	9	7
Gains (losses) on derivative and hedging activities, net	32	(8)
Total other income	135	88
Expenses:
Salaries and benefits	101	105
Other operating expenses	82	80
Total operating expenses	183	185
Goodwill and acquired intangible asset impairment and amortization expense	3	3
Restructuring/other reorganization expenses	1	4
Total expenses	187	192
Income before income tax expense	88	144
Income tax expense	15	33
Net income	$73	$111
Basic earnings per common share	$.65	$.87
Average common shares outstanding	113	129
Diluted earnings per common share	$.64	$.86
Average common and common equivalent shares outstanding	114	130
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$73	$111
Net changes in cash flow hedges, net of tax(1)	(4)	(21)
Total comprehensive income	$69	$90

(1)
See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	$—	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	111	—	111	—	111
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	90	—	90
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(21)	—	(21)	—	(21)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	2,420,932	—	2,420,932	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(4,888,812)	(4,888,812)	—	—	—	—	(85)	(85)	—	(85)
Shares repurchased related to employee stock-based compensation plans	—	(1,276,713)	(1,276,713)	—	—	—	—	(23)	(23)	—	(23)
Other	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance at March 31, 2023	463,508,522	(337,043,677)	126,464,845	$4	$3,335	$66	$4,579	$(5,026)	$2,958	$—	$2,958

Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760	$—	$2,760
Comprehensive income (loss):
Net income	—	—	—	—	—	—	73	—	73	—	73
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)	—	(4)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	69	—	69
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	1,316,257	—	1,316,257	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(2,551,849)	(2,551,849)	—	—	—	—	(43)	(43)	—	(43)
Shares repurchased related to employee stock-based compensation plans	—	(443,970)	(443,970)	—	—	—	—	(7)	(7)	—	(7)
Other	—	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	465,031,305	(353,206,556)	111,824,749	$4	$3,360	$15	$4,691	$(5,304)	$2,766	$—	$2,766

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$73	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	3	3
Stock-based compensation expense	5	9
Mark-to-market (gains) losses on derivative and hedging activities, net	(36)	65
Provisions for loan losses	12	(14)
Decrease (increase) in accrued interest receivable	109	(12)
Decrease in accrued interest payable	(15)	(49)
Decrease in other assets	47	58
Decrease in other liabilities	(16)	(26)
Total adjustments	109	34
Net cash provided by operating activities	182	145
Cash flows from investing activities
Education loans originated and acquired	(363)	(274)
Proceeds from payments on education loans	2,679	2,118
Other investing activities, net	14	4
Net cash provided by investing activities	2,330	1,848
Cash flows from financing activities
Borrowings collateralized by loans in trust - repaid	(2,450)	(3,047)
Asset-backed commercial paper conduits, net	201	189
Long-term unsecured notes repaid	(1)	(1,001)
Other financing activities, net	(46)	(57)
Common stock repurchased	(43)	(85)
Common dividends paid	(18)	(21)
Net cash used in financing activities	(2,357)	(4,022)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	155	(2,029)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,793	4,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,948	$2,778
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$866	$845
Income taxes paid	$8	$6
Income taxes refunds received	$—	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$823	$570
Restricted cash and restricted cash equivalents	2,125	2,208
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,948	$2,778

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2023 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2023 Form 10-K.

Recently Issued Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which requires expanded disclosures regarding significant segment expenses for each reportable segment. Significant segment expenses include expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. The ASU also requires disclosure of the CODM’s title and position and permits companies to disclose multiple segment profit or loss measures if the CODM uses these measures to allocate resources and assess segment performance. Companies must reconcile each measure of profit or loss quarterly to the consolidated income statement. This guidance became effective beginning after January 1, 2024, for fiscal years, and beginning after January 1, 2025, for interim periods. The Company continues to assess the impact of the reportable segment disclosure requirements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended March 31, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832
Total provision	1	11	12
Charge-offs:
Gross charge-offs	(10)	(110)	(120)
Expected future recoveries on current period gross charge-offs	—	11	11
Net charge-offs(1)(2)	(10)	(99)	(109)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	9	9
Allowance at end of period	$206	$538	$744
Net charge-offs as a percentage of average loans in repayment (annualized)	.13%	2.40%
Ending total loans	$36,085	$17,146
Average loans in repayment	$29,736	$16,671
Ending loans in repayment	$28,985	$16,480

(1)
$28 million of Private Education Loan net charge-offs is in connection with the resolution of certain private legacy loans in bankruptcy. This was previously reserved for in 2023.
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

Three Months Ended March 31,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$226
Expected future recoveries of current period defaults	11
Recoveries (cash collected)	(11)
Charge-offs (as a result of lower recovery expectations)	(9)
End of period expected future recoveries on previously fully charged-off loans	$217
Change in balance during period	$(9)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

Three Months Ended March 31,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	13
Recoveries (cash collected)	(13)
Charge-offs (as a result of lower recovery expectations)	(6)
End of period expected future recoveries on previously fully charged-off loans	$268
Change in balance during period	$(5)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

	FFELP Loan Delinquencies
	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,562		$1,557		$1,778
Loans in forbearance(2)	5,538		6,147		6,844
Loans in repayment and percentage of each status:
Loans current	25,162	86.8%	26,204	86.1%	28,886	85.6%
Loans delinquent 31-60 days(3)	1,163	4.0	1,193	3.9	1,270	3.8
Loans delinquent 61-90 days(3)	747	2.6	746	2.5	902	2.7
Loans delinquent greater than 90 days(3)	1,913	6.6	2,293	7.5	2,682	7.9
Total FFELP Loans in repayment	28,985	100%	30,436	100%	33,740	100%
Total FFELP Loans	36,085		38,140		42,362
FFELP Loan allowance for losses	(206)		(215)		(214)
FFELP Loans, net	$35,879		$37,925		$42,148
Percentage of FFELP Loans in repayment		80.3%		79.8%		79.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.2%		13.9%		14.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.0%		16.8%		16.9%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	March 31, 2024	March 31, 2023	Change
Stafford Loans	$11,398	$13,592	$(2,194)
Consolidation Loans	21,177	24,697	(3,520)
Rehab Loans	3,510	4,073	(563)
Total loans, gross	$36,085	$42,362	$(6,277)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$259	$877	$1,514	$3,744	$1,175	$7,827	$15,396	90%
Below 640	5	14	70	128	31	1,502	1,750	10
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
Loan Status:
In-school/grace/ deferment/forbearance	$12	$65	$66	$84	$21	$418	$666	4%
Current/90 days or less delinquent	252	824	1,508	3,772	1,182	8,591	16,129	94
Greater than 90 days delinquent	—	2	10	16	3	320	351	2
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
Seasoning(1):
1-12 payments	$252	$782	$50	$28	$5	$48	$1,165	7%
13-24 payments	—	51	1,188	124	12	64	1,439	8
25-36 payments	—	—	299	3,478	38	126	3,941	23
37-48 payments	—	—	—	196	1,020	267	1,483	9
More than 48 payments	—	—	—	—	121	8,628	8,749	51
Loans in-school/ grace/deferment	12	58	47	46	10	196	369	2
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
Certain Loan Modifications(2):
Modified	$—	$1	$52	$144	$51	$5,680	$5,928	35%
Non-Modified	264	890	1,532	3,728	1,155	3,649	11,218	65
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
Cosigners:
With cosigner(3)	$45	$268	$174	$90	$22	$4,993	$5,592	33%
Without cosigner	219	623	1,410	3,782	1,184	4,336	11,554	67
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
School Type:
Not-for-profit	$239	$844	$1,500	$3,647	$1,153	$7,984	$15,367	90%
For-profit	25	47	84	225	53	1,345	1,779	10
Total	$264	$891	$1,584	$3,872	$1,206	$9,329	$17,146	100%
Allowance for loan losses							(538)
Total loans, net							$16,608

Charge-Offs	$—	$(1)	$(2)	$(4)	$(1)	$(91)	$(99)	100%

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at March 31, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$369		$360		$369
Loans in forbearance(2)	297		363		354
Loans in repayment and percentage of each status:
Loans current	15,661	95.0%	15,935	94.9%	17,439	95.5%
Loans delinquent 31-60 days(3)	303	1.9	308	1.8	290	1.6
Loans delinquent 61-90 days(3)	165	1.0	173	1.0	165	.9
Loans delinquent greater than 90 days(3)	351	2.1	380	2.3	364	2.0
Total loans in repayment	16,480	100%	16,796	100%	18,258	100%
Total loans	17,146		17,519		18,981
Allowance for losses	(538)		(617)		(706)
Loans, net	$16,608		$16,902		$18,275
Percentage of loans in repayment		96.1%		95.9%		96.2%
Delinquencies as a percentage of loans in repayment		5.0%		5.1%		4.5%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

Under our current forbearance practices, temporary hardship forbearance of payments generally cannot exceed 12 months over the life of the loan. However, exceptions can be made in cases where borrowers have shown the ability to make a substantial number of monthly principal and interest payments and in those cases borrowers can be granted up to 24 months of hardship forbearance over the life of the loan. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, and disaster forbearance) that are either required by law (such as the Service members Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications requiring disclosure under ASU No. 2022-02.

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

The following tables show the amortized cost basis as of March 31, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended March 31, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$545	3.2%	$337	2.0%	$39	.2%

	Three Months Ended March 31, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$611	3.2%	$275	1.4%	$46	.2%

(1)
As of March 31, 2024 and 2023, there was $1.1 billion and $1.1 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three months ended March 31, 2024 and 2023, the following tables show the impact of such modification.

Three Months Ended March 31, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.9% to 5.3%.

Three Months Ended March 31, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.9% to 4.9%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.5% to 5.1%.

The following table provides the amount of loan modifications for which a charge-off or payment default occurred in the respective period and within 12 months of the loan receiving a loan modification. We define payment default as 60 days or more past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Modified loans (amortized cost) (1)	$179	$2
Payment default (par)	$183	$2
Charge-offs (par)	$11	$—

(1)
For the three months ended March 31, 2024, the modified loans include $123 million of Interest Rate Reduction, $12 million of Combination Rate Reduction and Term Extension, and $44 million of More Than Insignificant Payment Delay. For the three months ended March 31, 2023, the modified loans include $1.6 million of Interest Rate Reduction and $0.1 million of Combination Rate Reduction and Term Extension.

The following table provides the performance and related loan status of Private Education Loans that have been modified during the respective reporting periods.

(Dollars in millions)	Payment Status (Amortized Cost)
Loan Status	March 31, 2024	December 31, 2023	March 31, 2023
Loans in school/deferment	$1	$22	$2
Loans in forbearance	33	93	22
Loans current	872	2,199	891
Loans delinquent 31 - 60 days	9	160	8
Loans delinquent 61 - 90 days	2	96	2
Loans delinquent greater than 90 days	4	159	7
Total modified loans	$921	$2,729	$932

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	March 31, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$556	$5,303	$5,859	$506	$5,351	$5,857
Total unsecured borrowings	556	5,303	5,859	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations(2)(3)	55	33,787	33,842	59	35,626	35,685
Private Education Loan securitizations(4)	383	11,214	11,597	435	11,754	12,189
FFELP Loan ABCP facilities	1,719	89	1,808	1,854	89	1,943
Private Education Loan ABCP facilities	1,659	784	2,443	1,286	821	2,107
Other(5)	62	39	101	95	39	134
Total secured borrowings	3,878	45,913	49,791	3,729	48,329	52,058
Total before hedge accounting adjustments	4,434	51,216	55,650	4,235	53,680	57,915
Hedge accounting adjustments	(7)	(368)	(375)	(9)	(278)	(287)
Total	$4,427	$50,848	$55,275	$4,226	$53,402	$57,628

(1)
Includes principal amount of $557 million and $506 million of short-term debt as of March 31, 2024 and December 31, 2023, respectively. Includes principal amount of $5.3 billion and $5.4 billion of long-term debt as of March 31, 2024 and December 31, 2023, respectively.
(2)
Includes $55 million and $59 million of short-term debt and $116 million and $122 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of March 31, 2024 and December 31, 2023, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.5 billion as of March 31, 2024 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2031 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $383 million and $435 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of March 31, 2024 and December 31, 2023, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2024 and December 31, 2023, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$55	$33,787	$33,842	$33,995	$1,575	$1,557	$37,127
Private Education Loan securitizations	383	11,214	11,597	12,842	363	113	13,318
FFELP Loan ABCP facilities	1,719	89	1,808	1,750	84	79	1,913
Private Education Loan ABCP facilities	1,659	784	2,443	2,761	87	55	2,903
Total before hedge accounting adjustments	3,816	45,874	49,690	51,348	2,109	1,804	55,261
Hedge accounting adjustments	—	(150)	(150)	—	—	(224)	(224)
Total	$3,816	$45,724	$49,540	$51,348	$2,109	$1,580	$55,037

	December 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$59	$35,626	$35,685	$35,935	$1,441	$1,673	$39,049
Private Education Loan securitizations	435	11,754	12,189	13,396	350	119	13,865
FFELP Loan ABCP facilities	1,854	89	1,943	1,897	77	92	2,066
Private Education Loan ABCP facilities	1,286	821	2,107	2,363	69	50	2,482
Total before hedge accounting adjustments	3,634	48,290	51,924	53,591	1,937	1,934	57,462
Hedge accounting adjustments	—	(121)	(121)	—	—	(190)	(190)
Total	$3,634	$48,169	$51,803	$53,591	$1,937	$1,744	$57,272

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$37	$55	$—	$—	$37	$55
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	37	55	—	—	37	55
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(1)	(1)	(1)	(1)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(223)	(189)	—	—	(223)	(189)
Total derivative liabilities(2)		—	—	(223)	(189)	(1)	(1)	(224)	(190)
Net total derivatives		$—	$—	$(186)	$(134)	$(1)	$(1)	$(187)	$(135)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Gross position	$37	$55	$(224)	$(190)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	37	55	(224)	(190)
Cash collateral (held) pledged	(28)	(60)	37	46
Net position	$9	$(5)	$(187)	$(144)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2024		As of December 31, 2023
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$492	$(7)	$490	$(9)
Long-term borrowings	$5,204	$(371)	$5,341	$(281)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2024 and December 31, 2023 by $4 million and $5 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset position at March 31, 2024 and December 31, 2023 by $0.5 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023	Mar 31, 2024	Dec 31, 2023
Notional Values:
Interest rate swaps	$1.0	$2.2	$4.6	$4.6	$2.2	$1.9	$7.8	$8.7
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	1.5	1.6	—	—	1.5	1.6
Total derivatives	$1.0	$2.2	$6.1	$6.2	$2.2	$1.9	$9.3	$10.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(55)	$78
Gains (losses) recognized in net income on hedged items	58	(82)
Net fair value hedge ineffectiveness gains (losses)	3	(4)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(33)	29
Gains (losses) recognized in net income on hedged items	30	(31)
Net fair value hedge ineffectiveness gains (losses)	(3)	(2)
Total fair value hedges(1)(2)	—	(6)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	32	(8)
Floor income contracts	—	—
Cross currency interest rate swaps	—	—
Other	—	—
Total trading derivatives(3)	32	(8)
Mark-to-market gains (losses) recognized	$32	$(14)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Total gains (losses) on cash flow hedges	$4	$(3)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(8)	(18)
Net changes in cash flow hedges, net of tax	$(4)	$(21)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2024	December 31, 2023
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$28	$60
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$28	$60
Derivative asset at fair value including accrued interest	$35	$62
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$37	$46
Total collateral pledged	$37	$46
Derivative liability at fair value including accrued interest and premium receivable	$230	$197

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At March 31, 2024 and December 31, 2023, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $10 million and $6 million, respectively. The trusts are not required to post collateral to the counterparties. At March 31, 2024 and December 31, 2023, the net positive exposure on swaps in securitization trusts was $0 million and $0 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

5. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2024	December 31, 2023
Accrued interest receivable	$1,972	$2,081
Benefit and insurance-related investments	452	460
Income tax asset, net	117	122
Derivatives at fair value	37	55
Accounts receivable	91	101
Fixed assets	61	62
Other	43	33
Total	$2,773	$2,914

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

6. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2024	2023
Common stock repurchased(1)	2.6	4.9
Common stock repurchased (in dollars)(1)	$43	$85
Average purchase price per share(1)	$16.84	$17.40
Remaining common stock repurchase authority(1)	$247	$515
Shares repurchased related to employee stock-based compensation plans(2)	.4	1.3
Average purchase price per share(2)	$16.07	$18.44
Common shares issued(3)	1.3	2.4
Dividends paid	$18	$21
Dividends per share	$.16	$.16

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 28, 2024 was $17.40.

7. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Numerator:
Net income	$73	$111
Denominator:
Weighted average shares used to compute basic EPS	113	129
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	1
Dilutive potential common shares(2)	1	1
Weighted average shares used to compute diluted EPS	114	130
Basic earnings per common share	$.65	$.87
Diluted earnings per common share	$.64	$.86

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended March 31, 2024 and 2023, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

During the three months ended March 31, 2024, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the first-quarters of 2024 and 2023, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2024				December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$37	$—	$37	$—	$55	$—	$55
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	37	—	37	—	55	—	55
Total	$—	$37	$—	$37	$—	$55	$—	$55
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(223)	(223)	—	—	(189)	(189)
Total derivative liabilities(2)	—	—	(224)	(224)	—	—	(190)	(190)
Total	$—	$—	$(224)	$(224)	$—	$—	$(190)	$(190)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

8. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2024				2023
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(189)	$—	$(190)	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	—	(44)	—	(44)	—	15	—	15
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	10	—	10	—	14	—	14
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(1)	$(223)	$—	$(224)	$(2)	$(224)	$—	$(226)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$(34)	$—	$(34)	$—	$29	$—	$29

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Gains (losses) on derivative and hedging activities, net	$—	$—
Interest expense	(44)	15
Total	$(44)	$15

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

8. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2024	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime basis swaps	$(1)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(223)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(224)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$35,251	$35,879	$(628)	$36,590	$37,925	$(1,335)
Private Education Loans	16,092	16,608	(516)	16,287	16,902	(615)
Cash and investments	3,077	3,077	—	2,939	2,939	—
Total earning assets	54,420	55,564	(1,144)	55,816	57,766	(1,950)
Interest-bearing liabilities
Short-term borrowings	4,436	4,427	(9)	4,237	4,226	(11)
Long-term borrowings	49,446	50,848	1,402	51,566	53,402	1,836
Total interest-bearing liabilities	53,882	55,275	1,393	55,803	57,628	1,825
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	36	36	—	54	54	—
Cross-currency interest rate swaps	(223)	(223)	—	(189)	(189)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$249			$(125)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

Due to developments in the second half of 2023 and the first quarter of 2024 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable. As of December 31, 2023 and March 31, 2024, the contingency loss liability was $73 million and $85 million, respectively. The litigation process is not predictable and can lead to unexpected results. Therefore, it is reasonably possible that the Company’s exposure to loss may exceed any amounts accrued.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

Certain Cases

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, we entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving the Company and the CFPB. The Company has cancelled the loan balance of approximately 66,000 borrowers with qualifying Private Education Loans that were originated largely between 2002 and 2010 and later defaulted and charged off. The loans cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to the Company to cancel these loans was approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, the Company agreed to make a one-time payment of approximately $145 million to the states. In the fourth quarter of 2021 when such loss became probable, the Company recognized total regulatory expenses of approximately $205 million related to this matter..

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no accrued liabilities related to indemnification matters with SLM BankCo as of March 31, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	48	48	—	40	40
Healthcare services	—	29	29	—	32	32
Total	$—	$77	$77	$—	$72	$72

Revenue by Client Type

	Three Months Ended March 31,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$15	$15	$—	$2	$2
Guarantor agencies	—	—	—	—	—	—
State and local government	—	17	17	—	22	22
Tolling authorities	—	16	16	—	16	16
Hospitals and other healthcare providers	—	29	29	—	32	32
Total	$—	$77	$77	$—	$72	$72

As of March 31, 2024 and March 31, 2023, there was $84 million and $68 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2024	December 31, 2023
FFELP Loans, net	$35,879	$37,925
Cash and investments(1)	1,661	1,520
Other	2,040	2,128
Total assets	$39,580	$41,573

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2024	December 31, 2023
Private Education Loans, net	$16,608	$16,902
Cash and investments(1)	532	497
Other	545	577
Total assets	$17,685	$17,976

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

At March 31, 2024 and December 31, 2023, the Business Processing segment had total assets of $366 million and $380 million, respectively.

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

At March 31, 2024 and December 31, 2023, the Other segment had total assets of $1.4 billion and $1.4 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$989					$661	$328	$—	$—
Cash and investments	38					23	7	—	8
Total interest income	1,027					684	335	—	8
Total interest expense	875					631	201	—	32
Net interest income (loss)	152	$10	$1	$11	$163	53	134	—	(24)
Less: provisions for loan losses	12				12	1	11	—	—
Net interest income (loss) after provisions for loan losses	140					52	123	—	(24)
Other income (loss):
Servicing revenue	17					13	4	—	—
Asset recovery and business processing revenue	77					—	—	77	—
Other revenue	41					4	—	—	5
Total other income (loss)	135	(10)	(22)	(32)	103	17	4	77	5
Expenses:
Direct operating expenses	118					17	32	69	—
Unallocated shared services expenses	65					—	—	—	65
Operating expenses	183	—	—	—	183	17	32	69	65
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	1	—	—	—	1	—	—	—	1
Total expenses	187	—	(3)	(3)	184	17	32	69	66
Income (loss) before income tax expense (benefit)	88	—	(18)	(18)	70	52	95	8	(85)
Income tax expense (benefit)(2)	15	—	1	1	16	12	22	2	(20)
Net income (loss)	$73	$—	$(19)	$(19)	$54	$40	$73	$6	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$11	$—	$11
Total other income (loss)	(32)	—	(32)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(21)	$3	(18)
Income tax expense (benefit)			1
Net income (loss)			$(19)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended March 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,037					$695	$344	$—	$—
Cash and investments	34					20	6	—	8
Total interest income	1,071					715	350	—	8
Total interest expense	837					590	197	—	33
Net interest income (loss)	234	$12	$7	$19	$253	125	153	—	(25)
Less: provisions for loan losses	(14)				(14)	10	(24)	—	—
Net interest income (loss) after provisions for loan losses	248					115	177	—	(25)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	72					—	—	72	—
Other revenue	(1)					5	—	—	2
Total other income (loss)	88	(12)	20	8	96	19	3	72	2
Expenses:
Direct operating expenses	124					20	37	67	—
Unallocated shared services expenses	61					—	—	—	61
Operating expenses	185	—	—	—	185	20	37	67	61
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	192	—	(3)	(3)	189	20	37	67	65
Income (loss) before income tax expense (benefit)	144	—	30	30	174	114	143	5	(88)
Income tax expense (benefit)(2)	33	—	8	8	41	27	33	1	(20)
Net income (loss)	$111	$—	$22	$22	$133	$87	$110	$4	$(68)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$19	$—	$19
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$27	$3	30
Income tax expense (benefit)			8
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2024 and for the three months ended

March 31, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
GAAP net income	$73	$111
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(21)	27
Net impact of goodwill and acquired intangible assets(2)	3	3
Net income tax effect(3)	(1)	(8)
Total Core Earnings adjustments to GAAP	(19)	22
Core Earnings net income	$54	$133

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 24, 2024

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	42-75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35-38

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1.	Legal Proceedings	33, 66

Item 1A.	Risk Factors	33

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	38

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	40

Item 6.	Exhibits	41

Signatures		76