Form 10-Q
period 2024-06-30
NAVIENT CORP
filed 2024-07-24
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of June 30, 2024, there were 109,410,094 shares of common stock outstanding.

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

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) provides technology-enabled education finance and business processing solutions that simplify complex programs and help millions of people achieve success. Our customer-focused, data-driven services deliver exceptional results for clients in education, healthcare and government. Learn more at navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own and manage a portfolio of $32.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $16.2 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In the second quarter of 2024, we originated approximately $278 million of Private Education Loans.

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

Superior Performance with Deep Experience in Customer Service and Compliance Commitment

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
•
Corporate social responsibility. We are committed to contributing to the social and economic well being of our communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from a variety of leading organizations for our continued commitment to fostering diversity. Our employees are engaged in our communities through company-sponsored volunteering and philanthropic programs.

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

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

Our second-quarter 2024 results continue to demonstrate the strength of our balance sheet, credit risk management and underwriting of high-quality private education loans with attractive economics.

Our business generates significant capital which allows for a strong capital return to our investors. Navient expects to continue to return excess capital to shareholders through dividends and share repurchases in accordance with our capital allocation policy.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At June 30, 2024, $209 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.9% and our Adjusted Tangible Equity Ratio(1) was 8.2% as of June 30, 2024.

(Dollars and shares in millions)	Q2-24	Q2-23
Shares repurchased	2.5	4.9
Reduction in shares outstanding	2%	4%
Total repurchases in dollars	$38	$80
Dividends paid	$17	$20
Total Capital Returned(2)	$55	$100
GAAP equity-to-asset ratio	4.9%	4.5%
Adjusted Tangible Equity Ratio(1)	8.2%	8.4%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
(2)
Capital Returned is defined as share repurchases and dividends paid.

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions as follows:

•
Adopt a variable, outsourced servicing model. Navient entered into an outsourcing agreement in May 2024 that transitions our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. This transaction is intended to create a variable cost structure for the servicing of our student loan portfolios and provides attractive unit economics across a wide range of servicing volume scenarios. As part of the agreement, nearly 900 employees have transferred to MOHELA. We are now preparing for the borrower transition, which is expected to take place in October 2024 after a multi-stage communication strategy designed to educate borrowers in advance of the transition. Borrowers will continue to use the same account numbers, phone numbers, payment plans, and other details. Navient and MOHELA use the same third-party loan servicing technology platform, so a loan system conversion is not required. Navient will oversee the high service level standards contained in the servicing agreement.
•
Explore strategic options for the business processing segment, including potential divestment. Navient has launched a process to explore divesting our business processing segment. Through various subsidiary brands, this segment provides high-quality business processing services to a variety of government and healthcare clients, including hospitals, toll-road authorities, state revenue divisions, and federal agencies. In conjunction with the decision to outsource student loan servicing, exploring options for the business processing segment increases the opportunities for shared cost reduction. Navient is working with financial and legal advisors to assist the Company in exploring a sale of the segment in whole or in part. We are encouraged by the interest shown by potential buyers and are continuing with the divestment process.
•
Streamline shared services infrastructure and corporate footprint. As we implement the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company.

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

Federally guaranteed loans

Consumer Lending

- Private Education Refinance and In-School Loan Originations
- Seasoned Private Education Loan Portfolio

Business Processing

- Government Services
- Healthcare Services

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. Our long history of servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans.

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we also refinance and originate in-school Private Education Loans. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest brand, we help students and families on the planning and paying for college journey. Our digital tools empower people to find scholarships and compare financial aid offers. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing expertise provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans, generating attractive long-term, risk-adjusted returns.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
GAAP Basis
Net income	$36	$66	$109	$177
Diluted earnings per common share	$.32	$.52	$.97	$1.39
Weighted average shares used to compute diluted earnings per share	112	125	113	128
Return on assets	.26%	.41%	.39%	.55%

Core Earnings Basis(1)
Net income(1)	$33	$88	$86	$221
Diluted earnings per common share(1)	$.29	$.70	$.77	$1.73
Weighted average shares used to compute diluted earnings per share	112	125	113	128
Net interest margin, Federal Education Loans segment	.36%	.97%	.46%	1.05%
Net interest margin, Consumer Lending segment	2.89%	2.97%	2.94%	3.05%
Return on assets	.24%	.55%	.31%	.69%

Education Loan Portfolios
Ending FFELP Loans, net	$32,940	$40,851	$32,940	$40,851
Ending Private Education Loans, net	16,238	17,732	16,238	17,732
Ending total education loans, net	$49,178	$58,583	$49,178	$58,583
Average FFELP Loans	$34,741	$41,869	$35,950	$42,562
Average Private Education Loans	16,936	18,690	17,160	18,988
Average total education loans	$51,677	$60,559	$53,110	$61,550

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

Second-quarter 2024 GAAP net income was $36 million ($0.32 diluted earnings per share), compared with $66 million ($0.52 diluted earnings per share) for the year-ago quarter. See “Results of Operations – GAAP Comparison of Second-Quarter 2024 Results with Second-Quarter 2023" for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2024 Core Earnings net income was $33 million ($0.29 diluted Core Earnings per share), compared with $88 million ($0.70 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a net reduction to pre-tax income of $35 million ($0.24 diluted loss per share) comprised of the following items:

•
$16 million ($0.11 diluted loss per share) of restructuring expenses and $12 million ($0.08 diluted loss per share) of regulatory-related expenses.
•
FFELP Loan prepayments of $2.5 billion (compared to $1.6 billion in first-quarter 2024), resulting in the write-off of an additional $7 million ($0.05 diluted loss per share) of loan premium, a non-cash reduction to net interest income, compared to the prior quarter.

Financial highlights of second-quarter 2024 include:

Federal Education Loans segment:

•
Net income of $28 million.
•
Net interest margin of 0.36%.
•
Successfully finalized servicing outsourcing agreement with MOHELA, a leading provider of student loan servicing for government and commercial enterprises.

Consumer Lending segment:

•
Net income of $60 million.
•
Net interest margin of 2.89%.
•
Originated $278 million of Private Education Loans.
•
Successfully finalized servicing outsourcing agreement, as noted above. The Earnest team continues to provide customer service for Earnest and NaviRefi clients.

Business Processing segment:

•
Revenue of $81 million.
•
Net income of $15 million and EBITDA(1) of $20 million.
•
EBITDA margin of 25%.
•
Launched process to identify options to divest the Business Processing division to further simplify our business.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.9% and adjusted tangible equity ratio(1) of 8.2%.
•
Repurchased $38 million of common shares. $209 million common share repurchase authority remains outstanding.
•
Paid $17 million in common stock dividends.
•
Issued $728 million of asset-backed securities.

Operating Expenses:

•
Operating expenses of $154 million, excluding $12 million of regulatory-related expenses.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2024	2023	$	%	2024	2023	$	%
Interest income
FFELP Loans	$608	$720	$(112)	(16)%	$1,269	$1,413	$(144)	(10)%
Private Education Loans	317	341	(24)	(7)	645	686	(41)	(6)
Cash and investments	48	36	12	33	86	70	16	23
Total interest income	973	1,097	(124)	(11)	2,000	2,169	(169)	(8)
Total interest expense	843	919	(76)	(8)	1,718	1,756	(38)	(2)
Net interest income	130	178	(48)	(27)	282	413	(131)	(32)
Less: provisions for loan losses	14	11	3	27	26	(3)	29	967
Net interest income after provisions for loan losses	116	167	(51)	(31)	256	416	(160)	(38)
Other income (loss):
Servicing revenue	18	16	2	13	35	33	2	6
Asset recovery and business processing revenue	81	83	(2)	(2)	158	155	3	2
Other income	4	4	—	-	13	11	2	18
Gains (losses) on derivative and hedging activities, net	14	26	(12)	(46)	46	17	29	171
Total other income	117	129	(12)	(9)	252	216	36	17
Expenses:
Operating expenses	166	182	(16)	(9)	350	368	(18)	(5)
Goodwill and acquired intangible assets impairment and amortization expense	3	3	—	—	5	5	—	—
Restructuring/other reorganization expenses	16	15	1	7	17	19	(2)	(11)
Total expenses	185	200	(15)	(8)	372	392	(20)	(5)
Income before income tax expense	48	96	(48)	(50)	136	240	(104)	(43)
Income tax expense	12	30	(18)	(60)	27	63	(36)	(57)
Net income	$36	$66	$(30)	(45)%	$109	$177	$(68)	(38)%
Basic earnings per common share	$.32	$.53	$(.21)	(40)%	$.98	$1.40	$(.42)	(30)%
Diluted earnings per common share	$.32	$.52	$(.20)	(38)%	$.97	$1.39	$(.42)	(30)%
Dividends per common share	$.16	$.16	$—	—	$.32	$.32	$—	—

GAAP Comparison of Second-Quarter 2024 Results with Second-Quarter 2023

For the three months ended June 30, 2024, net income was $36 million, or $0.32 diluted earnings per common share, compared with net income of $66 million, or $0.52 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $48 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios. The FFELP portfolio experienced a $1.9 billion increase in prepayments ($2.5 billion in the current quarter compared with $600 million in the year-ago quarter). This increase in prepayments resulted in the write-off of an additional $20 million of loan premium in the current quarter compared to the year-ago quarter. There was also a decrease in net interest income due to the impact of increasing interest rates on the different index resets for the FFELP loan assets and debt. These decreases were partially offset by a $42 million decrease in mark-to-market losses on fair value hedges recorded in interest expense.
•
Provisions for loan losses increased $3 million from $11 million to $14 million:
o
The provision for FFELP Loan losses decreased $7 million from $5 million to $(2) million.
o
The provision for Private Education Loan losses increased $10 million from $6 million to $16 million.

The provision for FFELP Loan losses of $(2) million in the current period was the result of stable credit trends.

The provision for Private Education Loan losses of $16 million in the current period included $6 million in connection with loan originations and $10 million related to a general reserve build. The provision of $6 million in the year-ago quarter included $4 million in connection with loan originations, and $2 million related to a general reserve build.

•
Net gains on derivative and hedging activities decreased $12 million, primarily due to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $16 million, primarily due to a decline in the business processing segment expenses as a result of several efficiency initiatives recently implemented as well as the year-ago period having elevated upfront start-up costs on new contracts. Additionally, there was a decline in overall servicing costs as well as lower in-school loan marketing spend as a result of improved marketing efficiencies. This decrease was partially offset by a $20 million contingency loss accrual (regulatory-related expense) recorded in the current period related to recent developments in connection with CFPB matters.
•
Restructuring expenses increased $1 million due to an increase in severance-related costs. The current quarter’s restructuring expense of $16 million included $13 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.

We repurchased 2.5 million and 4.9 million shares of our common stock during the second quarters of 2024 and 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 13 million common shares (or 10%) from the year-ago period.

GAAP Comparison of Six Months Ended June 30, 2024 Results with Six Months Ended June 30, 2023

For the six months ended June 30, 2024, net income was $109 million, or $0.97 diluted earnings per common share, compared with net income of $177 million, or $1.39 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $131 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios. The FFELP portfolio experienced a $2.8 billion increase in prepayments ($4.1 billion in the current period compared with $1.3 billion in the year-ago period). This increase in prepayments resulted in the write-off of an additional $28 million of loan premium in the current period compared to the year-ago period. There was also a decrease in net interest income due to the impact of increasing interest rates on the different index resets for the FFELP loan assets and debt. These decreases were partially offset by a $47 million decrease in mark-to-market losses on fair value hedges recorded in interest expense.
•
Provisions for loan losses increased $29 million from $(3) million to $26 million:
o
The provision for FFELP Loan losses decreased $16 million from $15 million to $(1) million.
o
The provision for Private Education Loan losses increased $45 million from $(18) million to $27 million.

The provision for FFELP Loan losses of $(1) million in the current period was the result of stable credit trends.

The provision for Private Education Loan losses of $27 million in the current period included $11 million in connection with loan originations and $16 million related to a general reserve build. The provision of $(18) million in the year-ago period included $(60) million in connection with the adoption of ASU No. 2022-02, $9 million in connection with loan originations, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $10 million related to a general reserve build. See our 2023 Form 10-K for further discussion on the adoption of ASU No. 2022-02 as well as the resolution of certain private legacy loans in bankruptcy.

•
Net gains on derivative and hedging activities increased $29 million, primarily due to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $18 million, primarily due to lower in-school loan marketing spend as a result of improved marketing efficiencies. There was a decrease in the business processing segment expenses as a result of several efficiency initiatives recently implemented as well as the year-ago period having elevated upfront start-up costs on new contracts. Additionally, there was a decline in overall servicing costs. This decrease was partially offset by a $32 million contingency loss accrual (regulatory-related expense) recorded in the current period related to recent developments in connection with CFPB matters.

We repurchased 5.0 million and 9.8 million shares of our common stock during the six months ended June 30, 2024 and June 30, 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 15 million common shares (or 12%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest income:
FFELP Loans	$608	$721	(16)%	$1,269	$1,416	(10)%
Cash and investments	28	18	56	51	38	34
Total interest income	636	739	(14)	1,320	1,454	(9)
Total interest expense	603	633	(5)	1,233	1,223	1
Net interest income	33	106	(69)	87	231	(62)
Less: provision for loan losses	(2)	5	(140)	(1)	15	(107)
Net interest income after provision for loan losses	35	101	(65)	88	216	(59)
Other income (loss):
Servicing revenue	15	13	15	28	27	4
Other revenue	2	2	—	5	7	(29)
Total other income	17	15	13	33	34	(3)
Direct operating expenses	16	18	(11)	33	38	(13)
Income before income tax expense	36	98	(63)	88	212	(58)
Income tax expense	8	22	(64)	20	50	(60)
Net income	$28	$76	(63)%	$68	$162	(58)%

Comparison of Second-Quarter 2024 Results with Second-Quarter 2023

•
Net income was $28 million compared to $76 million.
•
Net interest income decreased $73 million primarily due to the paydown of the loan portfolio which included an increase in prepayments. The increase in prepayments of $1.9 billion ($2.5 billion in the current quarter compared with $600 million in the year-ago quarter) resulted in the write-off of an additional $20 million in the current quarter compared with the year-ago quarter. This reduced the net interest margin by 22 basis points. There was also a decrease in net interest income due to the impact of increased interest rates on the different index resets for the segment's assets and debt.
•
Provision for loan losses decreased $7 million. The $(2) million of provision for loan losses in second-quarter 2024 was the result of stable credit trends.
o
Net charge-offs were $10 million compared to $19 million.
o
Delinquencies greater than 90 days were $1.9 billion compared to $2.7 billion.
o
Forbearances were $5.3 billion compared to $6.3 billion.
•
Other income increased $2 million.
•
Expenses were $2 million lower primarily as a result of the paydown of the loan portfolio.
•
Our servicing outsourcing agreement with MOHELA took effect on July 1. Borrower transition is planned for this fall after comprehensive communications. Borrowers will continue to use the same account numbers, phone numbers, payment plans, and other details.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net interest margin	.36%	.97%	.46%	1.05%
FFELP Loans:
FFELP Loan spread	.49%	1.07%	.58%	1.16%
Provision for loan losses	$(2)	$5	$(1)	$15
Net charge-offs	$10	$19	$20	$37
Net charge-off rate	.14%	.22%	.14%	.22%
Greater than 30-days delinquency rate	13.5%	16.1%	13.5%	16.1%
Greater than 90-days delinquency rate	7.0%	8.2%	7.0%	8.2%
Forbearance rate	16.8%	16.0%	16.8%	16.0%
Average FFELP Loans	$34,741	$41,869	$35,950	$42,562
Ending FFELP Loans, net	$32,940	$40,851	$32,940	$40,851

(Dollars in billions)
Total federal loans serviced	$38	$47	$38	$47

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FFELP Loan yield	6.83%	6.46%	6.87%	6.27%
Floor Income	.21	.45	.23	.44
FFELP Loan net yield	7.04	6.91	7.10	6.71
FFELP Loan cost of funds	(6.55)	(5.84)	(6.52)	(5.55)
FFELP Loan spread	.49	1.07	.58	1.16
Other interest-earning asset spread impact	(.13)	(.10)	(.12)	(.11)
Net interest margin(1)	.36%	.97%	.46%	1.05%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
FFELP Loans	$34,741	$41,869	$35,950	$42,562
Other interest-earning assets	2,192	1,621	2,026	1,796
Total FFELP Loan interest-earning assets	$36,933	$43,490	$37,976	$44,358

The 61 basis point decrease in the net interest margin is primarily due to the impact of increased interest rates on the different index resets for the segment's assets and debt which resulted in a decrease of floor income (24 basis points) and an increased cost of funds (9 basis points). In addition, there was a $20 million increase in prepayments which contributed to an increase in the amortization of loan premium (22 basis points), a non-cash reduction to interest margin.

As of June 30, 2024, our FFELP Loan portfolio totaled $32.9 billion, comprised of $11.8 billion of FFELP Stafford Loans and $21.1 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2024 was 8 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2024 and 2023, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2024	June 30, 2023
Education loans eligible to earn Floor Income	$32.7	$40.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(15.7)	(19.3)
Less: economically hedged Floor Income	(1.8)	(5.9)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.2	$15.3
Education loans earning Floor Income	$.9	$—

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2024 to December 31, 2028.

(Dollars in billions)	July 1, 2024 to December 31, 2024	2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$1.5	$.8	$.7	$.3	$.3

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $2 million lower as a result of the paydown of the loan portfolio.

Various Federal Loan Forgiveness Plans

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan would have provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness.

A number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED held loans resumed in October 2023. After the invalidation of the SDR Plan, ED announced that it had begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. ED held several public meeting sessions with a negotiated rulemaking committee in the fourth quarter of 2023 and the first quarter of 2024, and in April 2024, ED published its first set of proposed rules with public comments that were due before May 17, 2024.

In addition, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. The new regulations (the Saving on a Valuable Education (SAVE) Program) are effective July 1, 2024; however, ED elected early implementation for some features starting July 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income (i.e., taxable income over 225% of the federal poverty guideline), decreasing the percentage of discretionary income that must be paid toward a Direct loan to 5% (for undergraduates), and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period (10-years) for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan.

Several lawsuits have been filed or announced (which Navient is not party to) looking to overturn these regulations, which could impact borrower consolidation activity. On July 18, 2024, a federal appeals court granted a motion for an administrative stay filed by the attorneys general of six states, preventing ED from implementing the SAVE program in its entirety. ED announced that it will place all borrowers enrolled in the SAVE program in an interest-free forbearance. We cannot predict how long the stay will remain in place or how long borrowers will remain in forbearance, the final outcome of this litigation or whether or not borrower consolidation activity will slow down as a result.

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

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest income:
Private Education Loans	$317	$341	(7)%	$645	$686	(6)%
Cash and investments	7	7	—	14	13	8
Interest income	324	348	(7)	659	699	(6)
Interest expense	198	205	(3)	400	402	—
Net interest income	126	143	(12)	259	297	(13)
Less: provision for loan losses	16	6	167	27	(18)	250
Net interest income after provision for loan losses	110	137	(20)	232	315	(26)
Other income (loss):
Servicing revenue	3	3	—	7	6	17
Other revenue	—	2	(100)	1	1	—
Total other income	3	5	(40)	8	7	14
Direct operating expenses	34	42	(19)	67	79	(15)
Income before income tax expense	79	100	(21)	173	243	(29)
Income tax expense	19	25	(24)	40	58	(31)
Net income	$60	$75	(20)%	$133	$185	(28)%

Comparison of Second-Quarter 2024 Results with Second-Quarter 2023

•
Originated $278 million of Private Education Loans compared to $197 million.
o
Refinance Loan originations were $222 million compared to $142 billion.
o
In-school loan originations were $56 million compared to $55 million.
•
Net income was $60 million compared to $75 million.
•
Net interest income decreased $17 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses increased $10 million. The provision for loan losses of $16 million in second quarter 2024 included $6 million in connection with loan originations and $10 million related to a general reserve build. The provision for loan losses of $6 million in the year-ago period included $4 million in connection with loan originations and $2 million related to a reserve build.
o
Net charge-offs were $67 million, up $5 million from $62 million.
o
Private Education Loan delinquencies greater than 90 days: $351 million, unchanged from $351 million.
o
Private Education Loan forbearances: $294 million, down $34 million from $328 million.
•
Other income decreased $2 million.
•
Expenses decreased $8 million due to improved marketing efficiencies.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net interest margin	2.89%	2.97%	2.94%	3.05%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.01%	3.12%	3.06%	3.20%
Provision for loan losses	$16	$6	$27	$(18)
Net charge-offs	$67	$62	$166	$137
Net charge-off rate	1.65%	1.39%	2.03%	1.51%
Greater than 30-days delinquency rate	5.2%	4.4%	5.2%	4.4%
Greater than 90-days delinquency rate	2.2%	2.0%	2.2%	2.0%
Forbearance rate	1.8%	1.8%	1.8%	1.8%
Average Private Education Loans	$16,936	$18,690	$17,160	$18,988
Ending Private Education Loans, net	$16,238	$17,732	$16,238	$17,732
Private Education Refinance Loans:
Net charge-offs	$12	$8	$24	$16
Greater than 90-day delinquency rate	.5%	.3%	.5%	.3%
Average balance of Private Education Refinance Loans	$8,662	$9,293	$8,729	$9,406
Ending balance of Private Education Refinance Loans	$8,494	$9,059	$8,494	$9,059
Private Education Refinance Loan originations	$222	$142	$450	$277

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Private Education Loan yield	7.53%	7.33%	7.56%	7.28%
Private Education Loan cost of funds	(4.52)	(4.21)	(4.50)	(4.08)
Private Education Loan spread	3.01	3.12	3.06	3.20
Other interest-earning asset spread impact	(.12)	(.15)	(.12)	(.15)
Net interest margin(1)	2.89%	2.97%	2.94%	3.05%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Private Education Loans	$16,936	$18,690	$17,160	$18,988
Other interest-earning assets	572	618	558	622
Total Private Education Loan interest-earning assets	$17,508	$19,308	$17,718	$19,610

As of June 30, 2024, our Private Education Loan portfolio totaled $16.2 billion, comprised of $8.5 billion of refinance loans and $7.7 billion of non-refinance loans. The weighted-average life of these portfolios as of June 30, 2024 was 5 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $10 million. The provision for loan losses of $16 million in the current quarter included $6 million in connection with loan originations and $10 million related to a general reserve build. The provision for loan losses of $6 million in the year-ago period quarter included $4 million in connection with loan originations and $2 million related to a reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $8 million primarily due to lower in-school loan marketing spend.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Business processing revenue	$81	$83	(2)%	$158	$155	2%
Direct operating expenses	62	75	(17)	131	142	(8)
Income before income tax expense	19	8	138	27	13	108
Income tax expense	4	2	100	6	3	100
Net income	$15	$6	150%	$21	$10	110%

Comparison of Second-Quarter 2024 Results with Second-Quarter 2023

•
Revenue was $81 million, $2 million lower.
•
Net income was $15 million compared to $6 million.
•
EBITDA(1) was $20 million, up $12 million, primarily as a result of several efficiency initiatives recently implemented as well as the year-ago period having elevated upfront start-up costs on new contracts.
•
EBITDA margin was 25%, up from 10%.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue from government services	$49	$52	$97	$92
Revenue from healthcare services	32	31	61	63
Total fee revenue	$81	$83	$158	$155
EBITDA(1)	$20	$8	$29	$14
EBITDA margin(1)	25%	10%	18%	9%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net interest loss after provision for loan losses	$(23)	$(28)	(18)%	$(47)	$(54)	(13)%
Other revenue (loss)	2	—	100	7	3	133
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	20	19	5	42	39	8
Unallocated corporate costs	34	28	21	77	70	10
Total unallocated shared services operating expenses	54	47	15	119	109	9
Restructuring/other reorganization expenses	16	15	7	17	19	(11)
Total expenses	70	62	13	136	128	6
Loss before income tax benefit	(91)	(90)	1	(176)	(179)	(2)
Income tax benefit	(21)	(21)	—	(40)	(43)	(7)
Net income (loss)	$(70)	$(69)	1%	$(136)	$(136)	—%

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

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses increased $7 million from the year-ago quarter. Regulatory-related expenses were $12 million and $2 million in second-quarter 2024 and second-quarter 2023, respectively, with second quarter 2024 including a $20 million contingency loss accrual related to recent developments in connection to CFPB matters. The remaining $3 million decrease in expenses was primarily the result of ongoing initiatives to reduce costs and improve operating efficiency.

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

Restructuring/Other Reorganization Expenses

These expenses increased $1 million. The current quarter’s restructuring expense of $16 million included $13 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility, and primarily related to severance and facility exit costs. The year-ago quarter's restructuring expenses were primarily due to severance costs in connection with the CEO transition.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$11	$—	$11	$70	$81
Grace, repayment and other(2)	11,931	21,192	33,123	16,661	49,784
Total	11,942	21,192	33,134	16,731	49,865
Allowance for loan losses	(146)	(48)	(194)	(493)	(687)
Total education loan portfolio	$11,796	$21,144	$32,940	$16,238	$49,178
% of total FFELP	36%	64%	100%
% of total	24%	43%	67%	33%	100%

	December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$12	$—	$12	$70	$82
Grace, repayment and other(2)	13,708	24,420	38,128	17,449	55,577
Total	13,720	24,420	38,140	17,519	55,659
Allowance for loan losses	(156)	(59)	(215)	(617)	(832)
Total education loan portfolio	$13,564	$24,361	$37,925	$16,902	$54,827
% of total FFELP	36%	64%	100%
% of total	25%	44%	69%	31%	100%

	June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$53	$66
Grace, repayment and other(2)	14,829	26,209	41,038	18,336	59,374
Total	14,842	26,209	41,051	18,389	59,440
Allowance for loan losses	(147)	(53)	(200)	(657)	(857)
Total education loan portfolio	$14,695	$26,156	$40,851	$17,732	$58,583
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$12,677	$23,202	$35,879	$16,608	$52,487
Acquisitions (originations and purchases)(1)	—	—	—	247	247
Capitalized interest and premium/discount amortization	120	127	247	47	294
Refinancings and consolidations to third parties	(749)	(1,636)	(2,385)	(49)	(2,434)
Repayments and other	(252)	(549)	(801)	(615)	(1,416)
Ending balance	$11,796	$21,144	$32,940	$16,238	$49,178

	Three Months Ended June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,199	$26,949	$42,148	$18,275	$60,423
Acquisitions (originations and purchases)(1)	—	—	—	164	164
Capitalized interest and premium/discount amortization	119	149	268	42	310
Refinancings and consolidations to third parties	(163)	(345)	(508)	(59)	(567)
Repayments and other	(460)	(597)	(1,057)	(690)	(1,747)
Ending balance	$14,695	$26,156	$40,851	$17,732	$58,583

	Six Months Ended June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	610	610
Capitalized interest and premium/discount amortization	254	267	521	106	627
Refinancings and consolidations to third parties	(1,231)	(2,424)	(3,655)	(99)	(3,754)
Repayments and other	(791)	(1,060)	(1,851)	(1,281)	(3,132)
Ending balance	$11,796	$21,144	$32,940	$16,238	$49,178

	Six Months Ended June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	438	438
Capitalized interest and premium/discount amortization	266	313	579	91	670
Refinancings and consolidations to third parties	(416)	(781)	(1,197)	(132)	(1,329)
Repayments and other	(846)	(1,210)	(2,056)	(1,390)	(3,446)
Ending balance	$14,695	$26,156	$40,851	$17,732	$58,583

(1)
Includes the origination of $44 million and $52 million of Private Education Refinance Loans in the second-quarters of 2024 and 2023, respectively, and $91 million and $102 million in the six months ended June 30, 2024 and 2023, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,403		$1,557		$1,659
Loans in forbearance(2)	5,320		6,147		6,316
Loans in repayment and percentage of each status:
Loans current	22,833	86.5%	26,204	86.1%	27,756	83.9%
Loans delinquent 31-60 days(3)	1,041	3.9	1,193	3.9	1,596	4.8
Loans delinquent 61-90 days(3)	680	2.6	746	2.5	1,013	3.1
Loans delinquent greater than 90 days(3)	1,857	7.0	2,293	7.5	2,711	8.2
Total FFELP Loans in repayment	26,411	100%	30,436	100%	33,076	100%
Total FFELP Loans	33,134		38,140		41,051
FFELP Loan allowance for losses	(194)		(215)		(200)
FFELP Loans, net	$32,940		$37,925		$40,851
Percentage of FFELP Loans in repayment		79.7%		79.8%		80.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.5%		13.9%		16.1%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		16.8%		16.0%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$350		$360		$341
Loans in forbearance(2)	294		363		328
Loans in repayment and percentage of each status:
Loans current	15,250	94.8%	15,935	94.9%	16,942	95.6%
Loans delinquent 31-60 days(3)	311	1.9	308	1.8	276	1.6
Loans delinquent 61-90 days(3)	175	1.1	173	1.0	151	.8
Loans delinquent greater than 90 days(3)	351	2.2	380	2.3	351	2.0
Total Private Education Loans in repayment	16,087	100%	16,796	100%	17,720	100%
Total Private Education Loans	16,731		17,519		18,389
Private Education Loan allowance for losses	(493)		(617)		(657)
Private Education Loans, net	$16,238		$16,902		$17,732
Percentage of Private Education Loans in repayment		96.2%		95.9%		96.4%
Delinquencies as a percentage of Private Education Loans in repayment		5.2%		5.1%		4.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.8%
Percentage of Private Education Loans with a cosigner(4)		32%		33%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66%, 65% and 65% for second-quarter 2024, fourth-quarter 2023 and second-quarter 2023, respectively.

Allowance for Loan Losses

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$206	$538	$744	$214	$706	$920
Total provision	(2)	16	14	5	6	11
Charge-offs:
Gross charge-offs	(10)	(77)	(87)	(19)	(73)	(92)
Expected future recoveries on current period gross charge-offs	—	10	10	—	11	11
Net charge-offs(1)	(10)	(67)	(77)	(19)	(62)	(81)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	6	6	—	7	7
Allowance at end of period (GAAP)	194	493	687	200	657	857
Plus: expected future recoveries on previously fully charged-off loans(2)	—	211	211	—	262	262
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$194	$704	$898	$200	$919	$1,119
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	1.65%		.22%	1.39%
Allowance coverage of charge-offs (annualized)(3)	5.0	2.6	(Non-GAAP)	2.7	3.7	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	.6%	4.2%	(Non-GAAP)	.5%	5.0%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(3)	.7%	4.4%	(Non-GAAP)	.6%	5.2%	(Non-GAAP)
Ending total loans	$33,134	$16,731		$41,051	$18,389
Average loans in repayment	$27,509	$16,271		$33,790	$17,990
Ending loans in repayment	$26,411	$16,087		$33,076	$17,720

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

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$217	$268
Expected future recoveries of current period defaults	10	11
Recoveries (cash collected)	(10)	(11)
Charge-offs (as a result of lower recovery expectations)	(6)	(6)
End of period expected future recoveries on previously fully charged-off loans	$211	$262
Change in balance during period	$(6)	$(7)
(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832	$222	$800	$1,022
Total provision	(1)	27	26	15	(18)	(3)
Charge-offs:
Gross charge-offs	(20)	(187)	(207)	(37)	(161)	(198)
Expected future recoveries on current period gross charge-offs	—	21	21	—	24	24
Net charge-offs(1)(2)	(20)	(166)	(186)	(37)	(137)	(174)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	15	15	—	12	12
Allowance at end of period (GAAP)	194	493	687	200	657	857
Plus: expected future recoveries on previously fully charged-off loans(3)	—	211	211	—	262	262
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$194	$704	$898	$200	$919	$1,119
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.03%		.22%	1.51%
Allowance coverage of charge-offs (annualized)(4)	4.9	2.1	(Non-GAAP)	2.7	3.3	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.2%	(Non-GAAP)	.5%	5.0%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(4)	.7%	4.4%	(Non-GAAP)	.6%	5.2%	(Non-GAAP)
Ending total loans	$33,134	$16,731		$41,051	$18,389
Average loans in repayment	$28,622	$16,471		$34,046	$18,270
Ending loans in repayment	$26,411	$16,087		$33,076	$17,720

(1)
$28 million of first-quarter 2024 Private Education Loan net charge-offs was in connection with the resolution of certain private legacy loans in bankruptcy. This was previously reserved for in 2023.
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

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$226	$274
Expected future recoveries of current period defaults	21	24
Recoveries (cash collected)	(21)	(24)
Charge-offs (as a result of lower recovery expectations)	(15)	(12)
End of period expected future recoveries on previously fully charged-off loans	$211	$262
Change in balance during period	$(15)	$(12)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.9 billion at June 30, 2024. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.8 billion of senior unsecured notes that mature in the long term (from 2025 to 2043 with 56% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities, issue term ABS, enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 2.5 million shares of common stock for $38 million in the second quarter of 2024 and have $209 million of unused share repurchase authority as of June 30, 2024.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Ending Balances:
Total unrestricted cash and liquid investments	$1,088	$839	$1,317
Unencumbered FFELP Loans	160	92	69
Unencumbered Private Education Refinance Loans	326	236	45
Total	$1,574	$1,167	$1,431

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Average Balances:
Total unrestricted cash and liquid investments	$1,116	$1,167	$963	$941	$894
Unencumbered FFELP Loans	148	92	94	$132	90
Unencumbered Private Education Refinance Loans	224	137	100	$221	83
Total	$1,488	$1,396	$1,157	$1,294	$1,067

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from July 2024 to April 2026.

(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Ending Balances:
FFELP Loan ABCP facilities	$416	$408	$28
Private Education Loan ABCP facilities	2,088	1,719	1,983
Total	$2,504	$2,127	$2,011

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2024	December 31, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Average Balances:
FFELP Loan ABCP facilities	$409	$203	$68	$409	$87
Private Education Loan ABCP facilities	1,664	1,693	1,888	1,613	1,681
Total	$2,073	$1,896	$1,956	$2,022	$1,768

At June 30, 2024, we had a total of $3.4 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.3 billion principal of our unencumbered tangible assets of which $1.2 billion and $160 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2024, we had $4.9 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of June 30, 2024, $0.9 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2024	December 31, 2023
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.2	3.4
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.7	2.1
Tangible unencumbered assets(1)	3.4	3.0
Senior unsecured debt	(5.9)	(5.9)
Mark-to-market on unsecured hedged debt(2)	.2	.2
Other liabilities, net	(.5)	(.7)
Total Tangible Equity (3)	$2.1	$2.1

(1)
Excludes goodwill and acquired intangible assets.
(2)
At June 30, 2024 and December 31, 2023, there were $(230) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	June 30, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,052	$4,802	$5,854	$506	$5,351	$5,857
Total unsecured borrowings	1,052	4,802	5,854	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations	159	31,596	31,755	59	35,626	35,685
Private Education Loan securitizations	719	11,382	12,101	435	11,754	12,189
FFELP Loan ABCP facilities	1,600	81	1,681	1,854	89	1,943
Private Education Loan ABCP facilities	1,747	—	1,747	1,286	821	2,107
Other	67	39	106	95	39	134
Total secured borrowings	4,292	43,098	47,390	3,729	48,329	52,058
Core Earnings basis borrowings(1)	5,344	47,900	53,244	4,235	53,680	57,915
Adjustment for GAAP accounting treatment	(18)	(355)	(373)	(9)	(278)	(287)
GAAP basis borrowings	$5,326	$47,545	$52,871	$4,226	$53,402	$57,628

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,859	9.26%	$6,329	8.67%	$5,858	9.25%	$6,304	8.41%
Total unsecured borrowings	5,859	9.26	6,329	8.67	5,858	9.25	6,304	8.41
Secured borrowings:
FFELP Loan securitizations	32,938	6.42	39,131	5.71	33,899	6.38	40,248	5.42
Private Education Loan securitizations	11,777	3.67	13,035	3.46	11,842	3.61	13,103	3.35
FFELP Loan ABCP facilities	1,761	6.94	1,843	6.19	1,827	6.96	1,567	6.07
Private Education Loan ABCP facilities	2,156	7.36	2,438	6.81	2,199	7.31	2,632	6,51
Other	96	(3.45)	107	5.54	104	(2.50)	108	5.28
Total secured borrowings	48,728	5.79	56,554	5.25	49,871	5.77	57,658	5.02
Core Earnings basis borrowings(1)	54,587	6.17	62,883	5.60	55,729	6.14	63,962	5.35
Adjustment for GAAP accounting treatment	—	.04	—	.26	—	.06	—	.19
GAAP basis borrowings	$54,587	6.21%	$62,883	5.86%	$55,729	6.20%	$63,962	5.54%

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

Related to goodwill, we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units as of October 1, 2022. During second quarter 2024, we assessed relevant qualitative factors to determine whether it is "more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value.

For the FFELP Loans reporting unit, due to the runoff nature of portfolio, goodwill at some point will be impaired. The only uncertainty is when goodwill will be impaired. Due to the elevated prepayments experienced in the first half of 2024, the runoff nature of the portfolio and the passage of time, our current projections of future cash flows would result in goodwill being partially impaired at an earlier point in 2025 than previously estimated (as previously disclosed in our 2023 Form 10-K) and may be accelerated into 2024 if elevated prepayment rates continue. This is based on estimated cash flows and, as a result, this future impairment date may change.

For the Business Processing reporting units, the outlook and long-term cash flow projections for these reporting units remain favorable and have not changed significantly since our 2022 quantitative impairment assessment. However, expected multiples used for valuation purposes for the Government Services reporting unit have decreased and as a result the amount of cushion (the difference between the fair value and carrying value) has declined. If this decline in multiples continues, goodwill could potentially be impaired in the future.

No goodwill was deemed impaired in the second quarter of 2024 for these, or any, reporting units after assessing these relevant qualitative factors.

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

	Three Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$925					$608	$317	$—	$—
Cash and investments	48					28	7	—	13
Total interest income	973					636	324	—	13
Total interest expense	843					603	198	—	36
Net interest income (loss)	130	$9	$(3)	$6	$136	33	126	—	(23)
Less: provisions for loan losses	14				14	(2)	16	—	—
Net interest income (loss) after provisions for loan losses	116					35	110	—	(23)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	81					—	—	81	—
Other revenue	18					2	—	—	2
Total other income (loss)	117	(9)	(5)	(14)	103	17	3	81	2
Expenses:
Direct operating expenses	112					16	34	62	—
Unallocated shared services expenses	54					—	—	—	54
Operating expenses	166	—	—	—	166	16	34	62	54
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	16	—	—	—	16	—	—	—	16
Total expenses	185	—	(3)	(3)	182	16	34	62	70
Income (loss) before income tax expense (benefit)	48	—	(5)	(5)	43	36	79	19	(91)
Income tax expense (benefit)(2)	12	—	(2)	(2)	10	8	19	4	(21)
Net income (loss)	$36	$—	$(3)	$(3)	$33	$28	$60	$15	$(70)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(14)	—	(14)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(8)	$3	(5)
Income tax expense (benefit)			(2)
Net income (loss)			$(3)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,061					$721	$341	$—	$—
Cash and investments	36					18	7	—	11
Total interest income	1,097					739	348	—	11
Total interest expense	919					633	205	—	39
Net interest income (loss)	178	$4	$39	$43	$221	106	143	—	(28)
Less: provisions for loan losses	11				11	5	6	—	—
Net interest income (loss) after provisions for loan losses	167					101	137	—	(28)
Other income (loss):
Servicing revenue	16					13	3	—	—
Asset recovery and business processing revenue	83					—	—	83	—
Other revenue	30					2	2	—	—
Total other income (loss)	129	(4)	(22)	(26)	103	15	5	83	—
Expenses:
Direct operating expenses	135					18	42	75	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses	182	—	—	—	182	18	42	75	47
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	15	—	—	—	15	—	—	—	15
Total expenses	200	—	(3)	(3)	197	18	42	75	62
Income (loss) before income tax expense (benefit)	96	—	20	20	116	98	100	8	(90)
Income tax expense (benefit)(2)	30	—	(2)	(2)	28	22	25	2	(21)
Net income (loss)	$66	$—	$22	$22	$88	$76	$75	$6	$(69)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$43	$—	$43
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$17	$3	20
Income tax expense (benefit)			(2)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,914					$1,269	$645	$—	$—
Cash and investments	86					51	14	—	21
Total interest income	2,000					1,320	659	—	21
Total interest expense	1,718					1,233	400	—	68
Net interest income (loss)	282	$19	$(2)	$17	$299	87	259	—	(47)
Less: provisions for loan losses	26				26	(1)	27	—	—
Net interest income (loss) after provisions for loan losses	256					88	232	—	(47)
Other income (loss):
Servicing revenue	35					28	7	—	—
Asset recovery and business processing revenue	158					—	—	158	—
Other revenue	59					5	1	—	7
Total other income (loss)	252	(19)	(27)	(46)	206	33	8	158	7
Expenses:
Direct operating expenses	231					33	67	131	—
Unallocated shared services expenses	119					—	—	—	119
Operating expenses	350	—	—	—	350	33	67	131	119
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	372	—	(5)	(5)	367	33	67	131	136
Income (loss) before income tax expense (benefit)	136	—	(24)	(24)	112	88	173	27	(176)
Income tax expense (benefit)(2)	27	—	(1)	(1)	26	20	40	6	(40)
Net income (loss)	$109	$—	$(23)	$(23)	$86	$68	$133	$21	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	(46)	—	(46)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(29)	$5	(24)
Income tax expense (benefit)			(1)
Net income (loss)			$(23)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,099					$1,416	$686	$—	$—
Cash and investments	70					38	13	—	19
Total interest income	2,169					1,454	699	—	19
Total interest expense	1,756					1,223	402	—	73
Net interest income (loss)	413	$16	$45	$61	$474	231	297	—	(54)
Less: provisions for loan losses	(3)				(3)	15	(18)	—	—
Net interest income (loss) after provisions for loan losses	416					216	315	—	(54)
Other income (loss):
Servicing revenue	33					27	6	—	—
Asset recovery and business processing revenue	155					—	—	155	—
Other revenue	28					7	1	—	3
Total other income (loss)	216	(16)	(1)	(17)	199	34	7	155	3
Expenses:
Direct operating expenses	259					38	79	142	—
Unallocated shared services expenses	109					—	—	—	109
Operating expenses	368	—	—	—	368	38	79	142	109
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	19	—	—	—	19	—	—	—	19
Total expenses	392	—	(5)	(5)	387	38	79	142	128
Income (loss) before income tax expense (benefit)	240	—	49	49	289	212	243	13	(179)
Income tax expense (benefit)(2)	63	—	5	5	68	50	58	3	(43)
Net income (loss)	$177	$—	$44	$44	$221	$162	$185	$10	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$61	$—	$61
Total other income (loss)	(17)	—	(17)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$44	$5	49
Income tax expense (benefit)			5
Net income (loss)			$44

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
GAAP net income	$36	$66	$109	$177
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(8)	17	(29)	44
Net impact of goodwill and acquired intangible assets	3	3	5	5
Net income tax effect	2	2	1	(5)
Total Core Earnings adjustments to GAAP	(3)	22	(23)	44
Core Earnings net income	$33	$88	$86	$221

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(14)	$(26)	$(46)	$(17)
Plus: (Gains) losses on fair value hedging activity included in interest expense	(5)	37	(5)	42
Total (gains) losses in GAAP net income	(19)	11	(51)	25
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	9	4	19	16
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(10)	15	(32)	41
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	—	1	—	3
Other derivative accounting adjustments(3)	2	1	3	—
Total net impact of derivative accounting	$(8)	$17	$(29)	$44

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$—	$—	$—
Net settlement income (expense) on interest rate swaps reclassified to net interest income	9	4	19	16
Total reclassifications of settlement income (expense) on derivative and hedging activities	$9	$4	$19	$16
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fair value hedges	$2	$13	$(2)	$16
Foreign currency hedges	(7)	24	(3)	26
Floor Income Contracts	—	—	—	—
Basis swaps	—	(3)	—	—
Other	(5)	(19)	(27)	(1)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(10)	$15	$(32)	$41

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2024, derivative accounting increased GAAP equity by approximately $12 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning impact of derivative accounting on GAAP equity	$11	$81	$(1)	$122
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	1	(14)	13	(55)
Ending impact of derivative accounting on GAAP equity	$12	$67	$12	$67

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Total pre-tax net impact of derivative accounting recognized in net income(2)	$8	$(17)	$29	$(44)
Tax and other impacts of derivative accounting adjustments	(2)	4	(7)	11
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(5)	(1)	(9)	(22)
Net impact of net mark-to-market gains (losses) under derivative accounting	$1	$(14)	$13	$(55)

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

(Dollars in millions)	June 30, 2024	June 30, 2023
Total hedged Floor Income, net of tax(1)(2)	$69	$142

(1)
$90 million and $186 million on a pre-tax basis as of June 30, 2024 and June 30, 2023, respectively.
(2)
Of the $69 million as of June 30, 2024, approximately $16 million, $19 million, $16 million and $10 million will be recognized as part of Core Earnings net income in the remainder of 2024, 2025, 2026 and 2027, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Core Earnings goodwill and acquired intangible asset adjustments	$3	$3	$5	$5

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

(Dollars in millions)	June 30, 2024	June 30, 2023
Navient Corporation's stockholders' equity	$2,748	$2,930
Less: Goodwill and acquired intangible assets	690	700
Tangible Equity	2,058	2,230
Less: Equity held for FFELP Loans	165	204
Adjusted Tangible Equity	$1,893	$2,026
Divided by:
Total assets	$56,622	$65,598
Less:
Goodwill and acquired intangible assets	690	700
FFELP Loans	32,940	40,851
Adjusted tangible assets	$22,992	$24,047
Adjusted Tangible Equity Ratio	8.2%	8.4%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Pre-tax income	$19	$8	$27	$13
Plus:
Depreciation and amortization expense(1)	1	—	2	1
EBITDA	$20	$8	$29	$14
Divided by:
Total revenue	$81	$83	$158	$155
EBITDA margin	25%	10%	18%	9%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of June 30, 2024, the $704 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $16,731 million Private Education Loan portfolio. The $211 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $16,731 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Allowance at end of period (GAAP)	$493	$657	$493	$657
Plus: expected future recoveries on previously fully charged-off loans	211	262	211	262
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$704	$919	$704	$919
Ending total loans	$16,731	$18,389	$16,731	$18,389
Ending loans in repayment	$16,087	$17,720	$16,087	$17,720
Net charge-offs	$67	$62	$166	$137

Allowance coverage of charge-offs (annualized):
GAAP	1.8	2.6	1.5	2.4
Adjustment(1)	.8	1.1	.6	.9
Non-GAAP Financial Measure(1)	2.6	3.7	2.1	3.3

Allowance as a percentage of the ending total loan balance:
GAAP	2.9%	3.6%	2.9%	3.6%
Adjustment(1)	1.3	1.4	1.3	1.4
Non-GAAP Financial Measure(1)	4.2%	5.0%	4.2%	5.0%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.1%	3.7%	3.1%	3.7%
Adjustment(1)	1.3	1.5	1.3	1.5
Non-GAAP Financial Measure(1)	4.4%	5.2%	4.4%	5.2%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of June 30, 2024, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2023 Form 10-K should be considered together with information included in this Form 10-Q. For a discussion of our risk factors, please see the section titled "Risk Factors" in our 2023 Form 10-K, as updated by the section titled "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2024.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2024 and 2023, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2024		As of June 30, 2023
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$14	$23	$40	$10
Mark-to-market gains (losses) on derivative and hedging activities	48	(49)	24	(25)
Increase (decrease) in income before taxes	$62	$(26)	$64	$(15)
Increase (decrease) in net income after taxes	$48	$(20)	$49	$(12)
Increase (decrease) in diluted earnings per common share	$.43	$(.18)	$.40	$(.09)

	At June 30, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$48,256	$(64)	—%	$93	—%
Other earning assets	4,138	—	—	—	—
Other assets	3,306	23	1	33	1
Total assets gain/(loss)	$55,700	$(41)	—%	$126	—%
Liabilities
Interest-bearing liabilities	$51,622	$(246)	—%	$264	1%
Other liabilities	1,003	115	11	(67)	(7)
Total liabilities (gain)/loss	$52,625	$(131)	—%	$197	—%

	At December 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$52,877	$(88)	—%	$130	—%
Other earning assets	2,939	—	—	—	—
Other assets	3,609	7	—	50	1
Total assets gain/(loss)	$59,425	$(81)	—%	$180	—%
Liabilities
Interest-bearing liabilities	$55,803	$(274)	—%	$295	1%
Other liabilities	987	113	11	(67)	(7)
Total liabilities (gain)/loss	$56,790	$(161)	—%	$228	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) a portion of our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (iii) as well as item (ii) having a more significant impact than item (i) as a result of interest rates being higher compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (iii) as well as item (i) having a more significant impact (including annual reset floors in connection with a portion of the Stafford FFELP loan portfolio) than item (ii) as a result of interest rates being higher compared to the prior period. The relative changes from the prior period are primarily the result of the prior period having a larger portfolio related to item (ii) as well as interest rates being higher in the current period.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2024. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.7	$—	$1.7
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.9	—	.9
Prime	monthly	3.2	—	3.2
3 month Term SOFR	quarterly	.2	1.2	(1.0)
3 month Term SOFR (1)	monthly	—	.7	(.7)
1 month Term SOFR	monthly	2.2	.9	1.3
Overnight SOFR(2)	daily	31.0	33.2	(2.2)
Non Discrete reset (1)	monthly	—	3.9	(3.9)
Non Discrete reset (3)	daily/weekly	4.1	—	4.1
Fixed Rate (4)		13.3	16.9	(3.6)
Total		$56.8	$56.8	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $15.1 billion of 30-day average SOFR lookback debt and $15.1 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended June 30, 2024.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
April 1 — April 30, 2024	.8	$16.46	.8	$234
May 1 — May 31, 2024	.9	15.37	.9	$221
June 1 — June 30, 2024	.8	14.45	.8	$209
Total second-quarter 2024	2.5	$15.41	2.5

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On March 14, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2024 from March 18, 2024 to March 28, 2024. This plan terminates by its terms on April 30, 2024. On June 12, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2024 from June 17, 2024 to June 30, 2024. This plan terminates by its terms on July 31, 2024.

Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
4/1/2024	37,750	$17.19	37,750	$246,376,055
4/2/2024	35,000	$16.71	35,000	$245,791,069
4/3/2024	33,000	$17.22	33,000	$245,222,891
4/4/2024	37,500	$17.26	37,500	$244,575,510
4/5/2024	33,000	$16.90	33,000	$244,017,724
4/8/2024	33,024	$17.15	33,024	$243,451,475
4/9/2024	32,000	$17.07	32,000	$242,905,366
4/10/2024	33,000	$16.61	33,000	$242,357,203
4/11/2024	35,000	$16.73	35,000	$241,771,569
4/12/2024	35,800	$16.48	35,800	$241,181,499
4/15/2024	36,000	$16.20	36,000	$240,598,274
4/16/2024	37,000	$16.13	37,000	$240,001,305
4/17/2024	37,000	$16.31	37,000	$239,397,653
4/18/2024	37,000	$16.29	37,000	$238,794,746
4/19/2024	37,000	$16.35	37,000	$238,189,711
4/22/2024	33,000	$16.58	33,000	$237,642,412
4/23/2024	39,000	$16.68	39,000	$236,991,698
4/24/2024	40,000	$15.95	40,000	$236,353,794
4/25/2024	42,000	$15.64	42,000	$235,696,841
4/26/2024	41,000	$15.83	41,000	$235,047,870
4/29/2024	42,000	$15.67	42,000	$234,389,777
4/30/2024	23,831	$15.31	23,831	$234,024,860
5/1/2024	38,748	$15.25	38,748	$233,433,875
5/2/2024	38,241	$15.45	38,241	$232,842,887
5/3/2024	37,179	$15.90	37,179	$232,251,894
5/6/2024	37,225	$15.88	37,225	$231,660,891
5/7/2024	38,132	$15.50	38,132	$231,069,914
5/8/2024	38,225	$15.46	38,225	$230,478,928
5/9/2024	38,117	$15.50	38,117	$229,887,955
5/10/2024	38,225	$15.46	38,225	$229,296,970
5/13/2024	37,589	$15.72	37,589	$228,706,037
5/14/2024	37,470	$15.77	37,470	$228,115,056
5/15/2024	37,896	$15.57	37,896	$227,524,974
5/16/2024	38,185	$15.48	38,185	$226,934,007
5/17/2024	38,178	$15.48	38,178	$226,343,020
5/20/2024	38,658	$15.29	38,658	$225,752,028
5/21/2024	38,578	$15.32	38,578	$225,161,032
5/22/2024	38,473	$15.36	38,473	$224,570,083
5/23/2024	39,190	$14.93	39,190	$223,984,996
5/24/2024	38,305	$15.05	38,305	$223,408,670
5/28/2024	39,973	$14.91	39,973	$222,812,685
5/29/2024	39,842	$14.71	39,842	$222,226,509
5/30/2024	39,970	$14.92	39,970	$221,630,317
5/31/2024	39,492	$15.32	39,492	$221,025,319
6/3/2024	42,100	$15.01	42,100	$220,393,537
6/4/2024	42,200	$14.93	42,200	$219,763,453
6/5/2024	43,000	$14.66	43,000	$219,133,155
6/6/2024	43,000	$14.66	43,000	$218,502,770
6/7/2024	43,500	$14.39	43,500	$217,876,762
6/10/2024	44,100	$14.31	44,100	$217,245,493
6/11/2024	44,500	$14.17	44,500	$216,614,718
6/12/2024	43,800	$14.41	43,800	$215,983,464
6/13/2024	43,200	$14.57	43,200	$215,353,833
6/14/2024	44,000	$14.26	44,000	$214,726,366
6/17/2024	45,000	$14.15	45,000	$214,089,450
6/18/2024	44,136	$14.24	44,136	$213,461,146
6/20/2024	44,000	$14.39	44,000	$212,827,959
6/21/2024	43,500	$14.60	43,500	$212,192,981
6/24/2024	43,000	$14.74	43,000	$211,559,269
6/25/2024	43,500	$14.35	43,500	$210,934,966
6/26/2024	45,000	$14.20	45,000	$210,295,961
6/27/2024	41,353	$14.19	41,353	$209,709,274
6/28/2024	47,375	$14.41	47,375	$209,026,373
	2,466,060	$15.41	2,466,060
(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On March 14, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2024 from March 18, 2024 to March 28, 2024. This plan terminates by its terms on April 30, 2024. On June 12, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2024 from June 17, 2024 to June 30, 2024. This plan terminates by its terms on July 31, 2024.

Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a–1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2024. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

10.1*	Form of Navient Corporation 2024 Omnibus Incentive Plan Performance Stock Unit Agreement.

10.2*	Form of Navient Corporation 2024 Omnibus Incentive Plan Restricted Stock Unit Agreement.

10.3*	2024 Strategic Transformation Incentive Plan.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
FFELP Loans (net of allowance for losses of $194 and $215, respectively)	$32,940	$37,925
Private Education Loans (net of allowance for losses of $493 and $617, respectively)	16,238	16,902
Investments	132	146
Cash and cash equivalents	1,088	839
Restricted cash and cash equivalents	2,918	1,954
Goodwill and acquired intangible assets, net	690	695
Other assets	2,616	2,914
Total assets	$56,622	$61,375
Liabilities
Short-term borrowings	$5,326	$4,226
Long-term borrowings	47,545	53,402
Other liabilities	1,003	987
Total liabilities	53,874	58,615
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 465 million and 464 million shares issued, respectively	4	4
Additional paid-in capital	3,367	3,353
Accumulated other comprehensive income (net of tax expense of $3 and $6, respectively)	10	19
Retained earnings	4,710	4,638
Total stockholders’ equity before treasury stock	8,091	8,014
Less: Common stock held in treasury at cost: 356 million and 350 million shares, respectively	(5,343)	(5,254)
Total equity	2,748	2,760
Total liabilities and equity	$56,622	$61,375

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2024	December 31, 2023
FFELP Loans	$32,779	$37,832
Private Education Loans	15,019	15,759
Restricted cash	2,904	1,937
Other assets, net	1,308	1,744
Short-term borrowings	4,225	3,634
Long-term borrowings	42,903	48,169
Net assets of consolidated variable interest entities	$4,882	$5,469

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
FFELP Loans	$608	$720	$1,269	$1,413
Private Education Loans	317	341	645	686
Cash and investments	48	36	86	70
Total interest income	973	1,097	2,000	2,169
Total interest expense	843	919	1,718	1,756
Net interest income	130	178	282	413
Less: provisions for loan losses	14	11	26	(3)
Net interest income after provisions for loan losses	116	167	256	416
Other income (loss):
Servicing revenue	18	16	35	33
Asset recovery and business processing revenue	81	83	158	155
Other income	4	4	13	11
Gains (losses) on derivative and hedging activities, net	14	26	46	17
Total other income	117	129	252	216
Expenses:
Salaries and benefits	87	98	188	203
Other operating expenses	79	84	162	165
Total operating expenses	166	182	350	368
Goodwill and acquired intangible asset impairment and amortization expense	3	3	5	5
Restructuring/other reorganization expenses	16	15	17	19
Total expenses	185	200	372	392
Income before income tax expense	48	96	136	240
Income tax expense	12	30	27	63
Net income	$36	$66	$109	$177
Basic earnings per common share	$.32	$.53	$.98	$1.40
Average common shares outstanding	111	124	112	126
Diluted earnings per common share	$.32	$.52	$.97	$1.39
Average common and common equivalent shares outstanding	112	125	113	128
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$36	$66	$109	$177
Net changes in cash flow hedges, net of tax(1)	(5)	(1)	(9)	(22)
Total comprehensive income	$31	$65	$100	$155

(1)
See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at March 31, 2023	463,508,522	(337,043,677)	126,464,845	$4	$3,335	$66	$4,579	$(5,026)	$2,958
Comprehensive income (loss):
Net income	—	—	—	—	—	—	66	—	66
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	65
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(20)	—	(20)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	26,259	—	26,259	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Common stock repurchased	—	(4,886,411)	(4,886,411)	—	—	—	—	(80)	(80)
Shares repurchased related to employee stock-based compensation plans	—	(2,829)	(2,829)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930

Balance at March 31, 2024	465,031,305	(353,206,556)	111,824,749	$4	$3,360	$15	$4,691	$(5,304)	$2,766
Comprehensive income (loss):
Net income	—	—	—	—	—	—	36	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5)	—	—	(5)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	31
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(17)	—	(17)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	76,826	—	76,826	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Common stock repurchased	—	(2,466,060)	(2,466,060)	—	—	—	—	(38)	(38)
Shares repurchased related to employee stock-based compensation plans	—	(25,421)	(25,421)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	177	—	177
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22)	—	—	(22)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	155
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(40)	—	(40)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	2,447,191	—	2,447,191	—	13	—	—	—	13
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Common stock repurchased	—	(9,775,223)	(9,775,223)	—	—	—	—	(165)	(165)
Shares repurchased related to employee stock-based compensation plans	—	(1,279,542)	(1,279,542)	—	—	—	—	(24)	(24)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930

Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income	—	—	—	—	—	—	109	—	109
Other comprehensive income (loss), net of tax	—	—	—	—	—	(9)	—	—	(9)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	100
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(35)	—	(35)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,393,083	—	1,393,083	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Common stock repurchased	—	(5,017,909)	(5,017,909)	—	—	—	—	(81)	(81)
Shares repurchased related to employee stock-based compensation plans	—	(469,391)	(469,391)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$109	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	5	5
Stock-based compensation expense	12	17
Mark-to-market (gains) losses on derivative and hedging activities, net	(30)	41
Provisions for loan losses	26	(3)
Decrease (increase) in accrued interest receivable	276	(69)
Increase (decrease) in accrued interest payable	12	(7)
Decrease in other assets	79	81
(Decrease) increase in other liabilities	(28)	2
Total adjustments	352	67
Net cash provided by operating activities	461	244
Cash flows from investing activities
Education loans originated and acquired	(610)	(438)
Proceeds from payments on education loans	6,200	4,111
Other investing activities, net	8	1
Net cash provided by investing activities	5,598	3,674
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,106	844
Borrowings collateralized by loans in trust - repaid	(5,154)	(5,837)
Asset-backed commercial paper conduits, net	(622)	277
Long-term unsecured notes issued	—	495
Long-term unsecured notes repaid	(7)	(1,002)
Other financing activities, net	(53)	(29)
Common stock repurchased	(81)	(165)
Common dividends paid	(35)	(40)
Net cash used in financing activities	(4,846)	(5,457)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,213	(1,539)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,793	4,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,006	$3,268
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,680	$1,688
Income taxes paid	$30	$9
Income taxes refunds received	$(1)	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,088	$1,317
Restricted cash and restricted cash equivalents	2,918	1,951
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,006	$3,268

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2023 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2023 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended June 30, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$206	$538	$744
Total provision	(2)	16	14
Charge-offs:
Gross charge-offs	(10)	(77)	(87)
Expected future recoveries on current period gross charge-offs	—	10	10
Net charge-offs(1)	(10)	(67)	(77)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	6	6
Allowance at end of period	$194	$493	$687
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	1.65%
Ending total loans	$33,134	$16,731
Average loans in repayment	$27,509	$16,271
Ending loans in repayment	$26,411	$16,087

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

Three Months Ended June 30,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$217
Expected future recoveries of current period defaults	10
Recoveries (cash collected)	(10)
Charge-offs (as a result of lower recovery expectations)	(6)
End of period expected future recoveries on previously fully charged-off loans	$211
Change in balance during period	$(6)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$214	$706	$920
Total provision	5	6	11
Charge-offs:
Gross charge-offs	(19)	(73)	(92)
Expected future recoveries on current period gross charge-offs	—	11	11
Net charge-offs(1)	(19)	(62)	(81)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	7	7
Allowance at end of period	$200	$657	$857
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.39%
Ending total loans	$41,051	$18,389
Average loans in repayment	$33,790	$17,990
Ending loans in repayment	$33,076	$17,720

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832
Total provision	(1)	27	26
Charge-offs:
Gross charge-offs	(20)	(187)	(207)
Expected future recoveries on current period gross charge-offs	—	21	21
Net charge-offs(1) (2)	(20)	(166)	(186)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	15	15
Allowance at end of period	$194	$493	$687
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.03%
Ending total loans	$33,134	$16,731
Average loans in repayment	$28,622	$16,471
Ending loans in repayment	$26,411	$16,087

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

Six Months Ended June 30,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$226
Expected future recoveries of current period defaults	21
Recoveries (cash collected)	(21)
Charge-offs (as a result of lower recovery expectations)	(15)
End of period expected future recoveries on previously fully charged-off loans	$211
Change in balance during period	$(15)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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
(2)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

	FFELP Loan Delinquencies
	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,403		$1,557		$1,659
Loans in forbearance(2)	5,320		6,147		6,316
Loans in repayment and percentage of each status:
Loans current	22,833	86.5%	26,204	86.1%	27,756	83.9%
Loans delinquent 31-60 days(3)	1,041	3.9	1,193	3.9	1,596	4.8
Loans delinquent 61-90 days(3)	680	2.6	746	2.5	1,013	3.1
Loans delinquent greater than 90 days(3)	1,857	7.0	2,293	7.5	2,711	8.2
Total FFELP Loans in repayment	26,411	100%	30,436	100%	33,076	100%
Total FFELP Loans	33,134		38,140		41,051
FFELP Loan allowance for losses	(194)		(215)		(200)
FFELP Loans, net	$32,940		$37,925		$40,851
Percentage of FFELP Loans in repayment		79.7%		79.8%		80.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.5%		13.9%		16.1%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		16.8%		16.0%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	June 30, 2024	June 30, 2023	Change
Stafford Loans	$10,589	$13,151	$(2,562)
Consolidation Loans	19,273	23,956	(4,683)
Rehab Loans	3,272	3,944	(672)
Total loans, gross	$33,134	$41,051	$(7,917)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$490	$841	$1,453	$3,591	$1,119	$7,513	$15,007	90%
Below 640	8	20	75	137	31	1,453	1,724	10
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
Loan Status:
In-school/grace/ deferment/forbearance	$22	$69	$64	$80	$19	$390	$644	4%
Current/90 days or less delinquent	476	789	1,454	3,634	1,127	8,256	15,736	94
Greater than 90 days delinquent	—	3	10	14	4	320	351	2
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
Seasoning(1):
1-12 payments	$479	$632	$36	$24	$3	$45	$1,219	7%
13-24 payments	—	172	656	82	11	61	982	6
25-36 payments	—	—	791	2,602	28	111	3,532	21
37-48 payments	—	—	—	976	683	206	1,865	11
More than 48 payments	—	—	—	—	416	8,367	8,783	53
Loans in-school/ grace/deferment	19	57	45	44	9	176	350	2
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
Certain Loan Modifications(2):
Modified	$—	$3	$64	$161	$53	$5,538	$5,819	35%
Non-Modified	498	858	1,464	3,567	1,097	3,428	10,912	65
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
Cosigners:
With cosigner(3)	$76	$264	$168	$87	$21	$4,808	$5,424	32%
Without cosigner	422	597	1,360	3,641	1,129	4,158	11,307	68
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
School Type:
Not-for-profit	$335	$814	$1,447	$3,511	$1,099	$7,674	$14,880	89%
For-profit	163	47	81	217	51	1,292	1,851	11
Total	$498	$861	$1,528	$3,728	$1,150	$8,966	$16,731	100%
Allowance for loan losses							(493)
Total loans, net							$16,238

Charge-Offs	$—	$(1)	$(5)	$(9)	$(2)	$(149)	$(166)	100%

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
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at June 30, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$350		$360		$341
Loans in forbearance(2)	294		363		328
Loans in repayment and percentage of each status:
Loans current	15,250	94.8%	15,935	94.9%	16,942	95.6%
Loans delinquent 31-60 days(3)	311	1.9	308	1.8	276	1.6
Loans delinquent 61-90 days(3)	175	1.1	173	1.0	151	.8
Loans delinquent greater than 90 days(3)	351	2.2	380	2.3	351	2.0
Total loans in repayment	16,087	100%	16,796	100%	17,720	100%
Total loans	16,731		17,519		18,389
Allowance for losses	(493)		(617)		(657)
Loans, net	$16,238		$16,902		$17,732
Percentage of loans in repayment		96.2%		95.9%		96.4%
Delinquencies as a percentage of loans in repayment		5.2%		5.1%		4.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of June 30, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$601	3.6%	$314	1.9%	$39	.2%

	Three Months Ended June 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$548	3.0%	$274	1.5%	$45	.2%

	Six Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,143	6.8%	$597	3.6%	$78	.5%

	Six Months Ended June 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,161	6.3%	$539	2.9%	$91	.5%

(1)
As of June 30, 2024 and 2023, there was $1.1 billion and $1.2 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and six months ended June 30, 2024 and 2023, the following tables show the impact of such modification.

Three Months Ended June 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.5%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.3%.

Three Months Ended June 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.0% to 5.3%	Added an average 5 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.4% to 5.3%.

Six Months Ended June 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.5%	Added an average 6 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.8% to 5.3%.

Six Months Ended June 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.9% to 5.1%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.4% to 5.2%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Modified loans (amortized cost) (1)	$128	$36	$163	$38
Payment default (par)	$131	$37	$167	$39
Charge-offs (par)	$10	$—	$12	$2

(1)
For the three months ended June 30, 2024 and 2023, the modified loans include $101 million and $22 million, respectively, of Interest Rate Reduction, $5 million and $2 million, respectively, of Combination Rate Reduction and Term Extension, and $22 million and $12 million, respectively, of More Than Insignificant Payment Delay. For the six months ended June 30, 2024 and 2023, the modified loans include $121 million and $24 million, respectively, of Interest Rate Reduction, $7 million and $2 million, respectively, of Combination Rate Reduction and Term Extension, and $35 million and $13 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified during the respective reporting periods.

(Dollars in millions)	Payment Status (Amortized Cost)
Loan Status	June 30, 2024	December 31, 2023	June 30, 2023
Loans in school/deferment	$3	$22	$5
Loans in forbearance	55	93	48
Loans current	1,656	2,199	1,646
Loans delinquent 31 - 60 days	57	160	51
Loans delinquent 61 - 90 days	25	96	21
Loans delinquent greater than 90 days	22	159	20
Total modified loans	$1,818	$2,729	$1,791

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	June 30, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,052	$4,802	$5,854	$506	$5,351	$5,857
Total unsecured borrowings	1,052	4,802	5,854	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations(2)(3)	159	31,596	31,755	59	35,626	35,685
Private Education Loan securitizations(4)	719	11,382	12,101	435	11,754	12,189
FFELP Loan ABCP facilities	1,600	81	1,681	1,854	89	1,943
Private Education Loan ABCP facilities	1,747	—	1,747	1,286	821	2,107
Other(5)	67	39	106	95	39	134
Total secured borrowings	4,292	43,098	47,390	3,729	48,329	52,058
Total before hedge accounting adjustments	5,344	47,900	53,244	4,235	53,680	57,915
Hedge accounting adjustments	(18)	(355)	(373)	(9)	(278)	(287)
Total	$5,326	$47,545	$52,871	$4,226	$53,402	$57,628

(1)
Includes principal amount of $1.1 billion and $506 million of short-term debt as of June 30, 2024 and December 31, 2023, respectively. Includes principal amount of $4.8 billion and $5.4 billion of long-term debt as of June 30, 2024 and December 31, 2023, respectively.
(2)
Includes $159 million and $59 million of short-term debt and $0 and $122 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of June 30, 2024 and December 31, 2023, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.4 billion as of June 30, 2024 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $719 million and $435 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of June 30, 2024 and December 31, 2023, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2024 and December 31, 2023, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$159	$31,596	$31,755	$31,166	$2,414	$1,303	$34,883
Private Education Loan securitizations	719	11,382	12,101	13,084	342	108	13,534
FFELP Loan ABCP facilities	1,600	81	1,681	1,613	101	66	1,780
Private Education Loan ABCP facilities	1,747	—	1,747	1,935	47	54	2,036
Total before hedge accounting adjustments	4,225	43,059	47,284	47,798	2,904	1,531	52,233
Hedge accounting adjustments	—	(156)	(156)	—	—	(223)	(223)
Total	$4,225	$42,903	$47,128	$47,798	$2,904	$1,308	$52,010

	December 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$59	$35,626	$35,685	$35,935	$1,441	$1,673	$39,049
Private Education Loan securitizations	435	11,754	12,189	13,396	350	119	13,865
FFELP Loan ABCP facilities	1,854	89	1,943	1,897	77	92	2,066
Private Education Loan ABCP facilities	1,286	821	2,107	2,363	69	50	2,482
Total before hedge accounting adjustments	3,634	48,290	51,924	53,591	1,937	1,934	57,462
Hedge accounting adjustments	—	(121)	(121)	—	—	(190)	(190)
Total	$3,634	$48,169	$51,803	$53,591	$1,937	$1,744	$57,272

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$32	$55	$—	$—	$32	$55
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	32	55	—	—	32	55
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(1)	(1)	(1)	(1)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(222)	(189)	—	—	(222)	(189)
Total derivative liabilities(2)		—	—	(222)	(189)	(1)	(1)	(223)	(190)
Net total derivatives		$—	$—	$(190)	$(134)	$(1)	$(1)	$(191)	$(135)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Gross position	$32	$55	$(223)	$(190)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	32	55	(223)	(190)
Cash collateral (held) pledged	(34)	(60)	38	46
Net position	$(2)	$(5)	$(185)	$(144)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2024		As of December 31, 2023
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$981	$(18)	$490	$(9)
Long-term borrowings	$4,659	$(358)	$5,341	$(281)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2024 and December 31, 2023 by $3 million and $5 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset position at June 30, 2024 and December 31, 2023 by $0.4 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023	Jun 30, 2024	Dec 31, 2023
Notional Values:
Interest rate swaps	$1.0	$2.2	$4.6	$4.6	$1.6	$1.9	$7.2	$8.7
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	1.5	1.6	—	—	1.5	1.6
Total derivatives	$1.0	$2.2	$6.1	$6.2	$1.6	$1.9	$8.7	$10.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$6	$(80)	$(48)	$(1)
Gains (losses) recognized in net income on hedged items	(8)	67	50	(15)
Net fair value hedge ineffectiveness gains (losses)	(2)	(13)	2	(16)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	1	(10)	(33)	19
Gains (losses) recognized in net income on hedged items	6	(14)	36	(45)
Net fair value hedge ineffectiveness gains (losses)	7	(24)	3	(26)
Total fair value hedges(1)(2)	5	(37)	5	(42)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	14	26	46	17
Floor income contracts	—	—	—	—
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	14	26	46	17
Mark-to-market gains (losses) recognized	$19	$(11)	$51	$(25)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

4. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Total gains (losses) on cash flow hedges	$1	$18	$4	$15
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(6)	(19)	(13)	(37)
Net changes in cash flow hedges, net of tax	$(5)	$(1)	$(9)	$(22)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2024	December 31, 2023
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$34	$60
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$34	$60
Derivative asset at fair value including accrued interest	$39	$62
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$38	$46
Total collateral pledged	$38	$46
Derivative liability at fair value including accrued interest and premium receivable	$230	$197

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At June 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $7 million and $6 million, respectively. The trusts are not required to post collateral to the counterparties. At June 30, 2024 and December 31, 2023, the net positive exposure on swaps in securitization trusts was $0 million and $0 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

5. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2024	December 31, 2023
Accrued interest receivable	$1,805	$2,081
Benefit and insurance-related investments	454	460
Income tax asset, net	128	122
Derivatives at fair value	32	55
Accounts receivable	88	101
Fixed assets	59	62
Other	50	33
Total	$2,616	$2,914

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

6. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Common stock repurchased(1)	2.5	4.9	5.0	9.8
Common stock repurchased (in dollars)(1)	$38	$80	$81	$165
Average purchase price per share(1)	$15.41	$16.38	$16.14	$16.89
Remaining common stock repurchase authority(1)	$209	$435	$209	$435
Shares repurchased related to employee stock- based compensation plans(2)	—	—	.5	1.3
Average purchase price per share(2)	$—	$—	$16.04	$18.43
Common shares issued(3)	.1	—	1.4	2.4
Dividends paid	$17	$20	$35	$40
Dividends per share	$.16	$.16	$.32	$.32

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2024 was $14.56.

7. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$36	$66	$109	$177
Denominator:
Weighted average shares used to compute basic EPS	111	124	112	126
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	1	1	2
Dilutive potential common shares(2)	1	1	1	2
Weighted average shares used to compute diluted EPS	112	125	113	128
Basic earnings per common share	$.32	$.53	$.98	$1.40
Diluted earnings per common share	$.32	$.52	$.97	$1.39

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended June 30, 2024 and 2023, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2024 and 2023, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

During the three and six months ended June 30, 2024, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the second-quarters of 2024 and 2023, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	June 30, 2024				December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$32	$—	$32	$—	$55	$—	$55
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	32	—	32	—	55	—	55
Total	$—	$32	$—	$32	$—	$55	$—	$55
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(222)	(222)	—	—	(189)	(189)
Total derivative liabilities(2)	—	—	(223)	(223)	—	—	(190)	(190)
Total	$—	$—	$(223)	$(223)	$—	$—	$(190)	$(190)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

8. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2024				2023
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(223)	$—	$(224)	$(2)	$(224)	$—	$(226)
Total gains/(losses):
Included in earnings(1)	—	(9)	—	(9)	—	(22)	—	(22)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	10	—	10	—	12	—	12
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(1)	$(222)	$—	$(223)	$(2)	$(234)	$—	$(236)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$1	$—	$1	$—	$(10)	$—	$(10)

	Six Months Ended June 30,
	2024				2023
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(189)	$—	$(190)	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	—	(53)	—	(53)	—	(6)	—	(6)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	20	—	20	—	25	—	25
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(1)	$(222)	$—	$(223)	$(2)	$(234)	$—	$(236)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$(33)	$—	$(33)	$—	$19	$—	$19

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$—
Interest expense	(9)	(22)	(53)	(6)
Total	$(9)	$(22)	$(53)	$(6)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

8. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2024	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime basis swaps	$(1)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(222)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(223)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$32,555	$32,940	$(385)	$36,590	$37,925	$(1,335)
Private Education Loans	15,701	16,238	(537)	16,287	16,902	(615)
Cash and investments	4,138	4,138	—	2,939	2,939	—
Total earning assets	52,394	53,316	(922)	55,816	57,766	(1,950)
Interest-bearing liabilities
Short-term borrowings	5,348	5,326	(22)	4,237	4,226	(11)
Long-term borrowings	46,274	47,545	1,271	51,566	53,402	1,836
Total interest-bearing liabilities	51,622	52,871	1,249	55,803	57,628	1,825
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	31	31	—	54	54	—
Cross-currency interest rate swaps	(222)	(222)	—	(189)	(189)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$327			$(125)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable. As of December 31, 2023, March 31, 2024, and June 30, 2024, the contingency loss liability was $73 million, $85 million and $105 million, respectively. The litigation process is not predictable and can lead to unexpected results. Therefore, it is reasonably possible that the Company’s exposure to loss may exceed any amounts accrued.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no accrued liabilities related to indemnification matters with SLM BankCo as of June 30, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	49	49	—	52	52
Healthcare services	—	32	32	—	31	31
Total	$—	$81	$81	$—	$83	$83

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	97	97	—	92	92
Healthcare services	—	61	61	—	63	63
Total	$—	$158	$158	$—	$155	$155

Revenue by Client Type

	Three Months Ended June 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$14	$14	$—	$17	$17
Guarantor agencies	—	—	—	—	—	—
State and local government	—	18	18	—	17	17
Tolling authorities	—	17	17	—	18	18
Hospitals and other healthcare providers	—	32	32	—	31	31
Total	$—	$81	$81	$—	$83	$83

	Six Months Ended June 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$29	$29	$—	$23	$23
Guarantor agencies	—	—	—	—	—	—
State and local government	—	35	35	—	35	35
Tolling authorities	—	33	33	—	34	34
Hospitals and other healthcare providers	—	61	61	—	63	63
Total	$—	$158	$158	$—	$155	$155

As of June 30, 2024 and June 30, 2023, there was $82 million and $82 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. Our long history of servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2024	December 31, 2023
FFELP Loans, net	$32,940	$37,925
Cash and investments(1)	2,518	1,520
Other	1,885	2,128
Total assets	$37,343	$41,573

(1)
Includes restricted cash and investments.

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we also refinance and originate in-school Private Education Loans. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2024	December 31, 2023
Private Education Loans, net	$16,238	$16,902
Cash and investments(1)	458	497
Other	547	577
Total assets	$17,243	$17,976

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

At June 30, 2024 and December 31, 2023, the Business Processing segment had total assets of $357 million and $380 million, respectively.

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

At June 30, 2024 and December 31, 2023, the Other segment had total assets of $1.7 billion and $1.4 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$925					$608	$317	$—	$—
Cash and investments	48					28	7	—	13
Total interest income	973					636	324	—	13
Total interest expense	843					603	198	—	36
Net interest income (loss)	130	$9	$(3)	$6	$136	33	126	—	(23)
Less: provisions for loan losses	14				14	(2)	16	—	—
Net interest income (loss) after provisions for loan losses	116					35	110	—	(23)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	81					—	—	81	—
Other revenue	18					2	—	—	2
Total other income (loss)	117	(9)	(5)	(14)	103	17	3	81	2
Expenses:
Direct operating expenses	112					16	34	62	—
Unallocated shared services expenses	54					—	—	—	54
Operating expenses	166	—	—	—	166	16	34	62	54
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	16	—	—	—	16	—	—	—	16
Total expenses	185	—	(3)	(3)	182	16	34	62	70
Income (loss) before income tax expense (benefit)	48	—	(5)	(5)	43	36	79	19	(91)
Income tax expense (benefit)(2)	12	—	(2)	(2)	10	8	19	4	(21)
Net income (loss)	$36	$—	$(3)	$(3)	$33	$28	$60	$15	$(70)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(14)	—	(14)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(8)	$3	(5)
Income tax expense (benefit)			(2)
Net income (loss)			$(3)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,914					$1,269	$645	$—	$—
Cash and investments	86					51	14	—	21
Total interest income	2,000					1,320	659	—	21
Total interest expense	1,718					1,233	400	—	68
Net interest income (loss)	282	$19	$(2)	$17	$299	87	259	—	(47)
Less: provisions for loan losses	26				26	(1)	27	—	—
Net interest income (loss) after provisions for loan losses	256					88	232	—	(47)
Other income (loss):
Servicing revenue	35					28	7	—	—
Asset recovery and business processing revenue	158					—	—	158	—
Other revenue	59					5	1	—	7
Total other income (loss)	252	(19)	(27)	(46)	206	33	8	158	7
Expenses:
Direct operating expenses	231					33	67	131	—
Unallocated shared services expenses	119					—	—	—	119
Operating expenses	350	—	—	—	350	33	67	131	119
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	372	—	(5)	(5)	367	33	67	131	136
Income (loss) before income tax expense (benefit)	136	—	(24)	(24)	112	88	173	27	(176)
Income tax expense (benefit)(2)	27	—	(1)	(1)	26	20	40	6	(40)
Net income (loss)	$109	$—	$(23)	$(23)	$86	$68	$133	$21	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	(46)	—	(46)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(29)	$5	(24)
Income tax expense (benefit)			(1)
Net income (loss)			$(23)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2024 and for the three and six months ended

June 30, 2024 and 2023 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
GAAP net income	$36	$66	$109	$177
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(8)	17	(29)	44
Net impact of goodwill and acquired intangible assets(2)	3	3	5	5
Net tax effect(3)	2	2	1	(5)
Total Core Earnings adjustments to GAAP	(3)	22	(23)	44
Core Earnings net income	$33	$88	$86	$221

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 24, 2024

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	47-87

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40-43

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	39, 76

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		88