Form 10-Q
period 2024-09-30
NAVIENT CORP
filed 2024-10-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 30, 2024, there were 107,363,480 shares of common stock outstanding.

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

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) provides technology-enabled education finance and business processing solutions that simplify complex programs and help millions of people achieve success. Our customer-focused, data-driven services deliver exceptional results for clients in education and government. Learn more at navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own and manage a portfolio of $31.5 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $16.0 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In the third quarter of 2024, we originated approximately $500 million of Private Education Loans.

•
Business Processing

We leverage our loan servicing expertise to provide business processing solutions for approximately 450 public sector organizations, and their millions of clients and constituents. Our suite of omnichannel customer experience, digital processing and revenue cycle solutions enables our clients to deliver better results for the people they serve. Our healthcare services business was sold on September 19, 2024. See "Recent Business Developments" for more detail.

Superior Performance with Deep Experience in Customer Service and Compliance Commitment

We help our customers — both individuals and institutions — navigate the path to financial success through proactive, data-driven, simplified service and innovative solutions.

•
Delivering superior performance. Whether supporting student loan borrowers in successfully managing their loans, designing and implementing omnichannel contact center solutions for public sector agencies, or helping a state manage communications or recover revenue that funds essential services, Navient delivers value for our clients and customers.
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

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

Our third-quarter 2024 results continue to demonstrate the strength of our balance sheet, credit risk management and underwriting of high-quality private education loans with attractive economics.

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

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At September 30, 2024, $176 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.0% and our Adjusted Tangible Equity Ratio(1) was 9.8% as of September 30, 2024.

(Dollars and shares in millions)	Q3-24	Q3-23
Shares repurchased	2.1	4.2
Reduction in shares outstanding	2%	3%
Total repurchases in dollars	$33	$75
Dividends paid	$17	$19
Total Capital Returned(2)	$50	$94
GAAP equity-to-asset ratio	5.0%	4.6%
Adjusted Tangible Equity Ratio(1)	9.8%	8.7%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions as follows:

•
Adopt a variable, outsourced servicing model. Navient entered into an outsourcing agreement in May 2024 that transitions our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. This transaction is intended to create a variable cost structure for the servicing of our student loan portfolios and provides attractive unit economics across a wide range of servicing volume scenarios. As part of the agreement, as of July 1, 2024, MOHELA began servicing our portfolio with nearly 900 employees transferring to MOHELA. In October 2024, we largely completed the borrower transition after a multi-stage communication strategy which was designed to educate borrowers in advance of the transition. Borrowers will continue to use the same account numbers, phone numbers, payment plans, and other details. Navient and MOHELA use the same third-party loan servicing technology platform, so a loan system conversion is not required. Navient will oversee the high service level standards contained in the servicing agreement.
•
Explore strategic options for the business processing segment, including potential divestment. Navient previously launched a process to explore divesting our business processing segment. Through various subsidiary brands, this segment provides high-quality business processing services to a variety of government clients, including toll-road authorities, state revenue divisions, and federal agencies. In conjunction with the decision to outsource student loan servicing, exploring options for the business processing segment increases the opportunities for shared cost reduction. On September 19, 2024, Navient completed the sale of its equity interests in Xtend, which comprised the Company's healthcare services business in its Business Processing segment, to CorroHealth for $369 million resulting in a $219 million gain on sale. Navient continues to explore various divestiture options for its Government Services business.
•
Streamline shared services infrastructure and corporate footprint. As we implement the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $35 million of restructuring and other reorganization charges recognized in 2024 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort.

We continue to expect to be largely complete with these strategic actions by the end of 2025.

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
•
Healthcare: This business was sold on September 19, 2024. See "Recent Business Developments" for more detail.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
GAAP Basis
Net income (loss)	$(2)	$79	$107	$256
Diluted earnings (loss) per common share	$(.02)	$.65	$.95	$2.04
Weighted average shares used to compute diluted earnings per share	108	121	112	125
Return on assets	(.02)%	.51%	.26%	.53%

Core Earnings Basis(1)
Net income(1)	$160	$57	$246	$278
Diluted earnings per common share(1)	$1.45	$.47	$2.20	$2.22
Weighted average shares used to compute diluted earnings per share	110	121	112	125
Net interest margin, Federal Education Loans segment	.46%	1.52%	.46%	1.20%
Net interest margin, Consumer Lending segment	2.84%	3.17%	2.91%	3.09%
Return on assets	1.21%	.37%	.59%	.58%

Education Loan Portfolios
Ending FFELP Loans, net	$31,522	$39,581	$31,522	$39,581
Ending Private Education Loans, net	16,005	17,333	16,005	17,333
Ending total education loans, net	$47,527	$56,914	$47,527	$56,914
Average FFELP Loans	$32,373	$40,554	$34,749	$41,886
Average Private Education Loans	16,587	18,165	16,968	18,710
Average total education loans	$48,960	$58,719	$51,717	$60,596

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

Third-quarter 2024 GAAP net loss was $2 million ($0.02 diluted loss per share), compared with $79 million net income ($0.65 diluted earnings per share) in the year-ago quarter. See “Results of Operations – GAAP Comparison of Third-Quarter 2024 Results with Third-Quarter 2023" for a discussion of the primary contributors to the change in GAAP earnings between periods. Goodwill and acquired intangible asset impairment of $138 million related to the Government Services business was recognized in the current quarter. This is the primary difference between GAAP and Core Earnings as Core Earnings exclude all goodwill and acquired intangible asset impairment and amortization expense.

Third-quarter 2024 Core Earnings net income was $160 million ($1.45 diluted Core Earnings per share), compared with $57 million ($0.47 diluted Core Earnings per share) in the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a net increase to pre-tax income of $166 million ($1.17 diluted earnings per share) comprised of the following items:

•
A gain of $219 million ($1.54 diluted earnings per share) from the sale of Xtend Healthcare, our healthcare services business.
•
$21 million ($0.15 diluted loss per share) of provision for loan losses related to lowering the expected recovery rate on defaulted Private Education Loans.
•
$18 million ($0.12 diluted loss per share) of restructuring expenses and $14 million ($0.10 diluted loss per share) of regulatory-related expenses, primarily related to the settlement agreement with the CFPB in September, eliminating the overhang of a contingent liability.

Financial highlights of third-quarter 2024 include:

Federal Education Loans segment:

•
Net income of $27 million.
•
Net interest margin of 0.46%.
•
FFELP Loan prepayments of $1.0 billion compared to $2.5 billion, $1.6 billion and $600 million in second-quarter 2024, first-quarter 2024 and third-quarter 2023, respectively.

Consumer Lending segment:

•
Net income of $27 million.
•
Net interest margin of 2.84%.
•
Originated $500 million of Private Education Loans, up 31% from $382 million in the year-ago quarter.

Business Processing segment:

•
Fee revenue of $70 million.
•
Completed the sale of our healthcare services business for $369 million cash on September 19, 2024, at a gain of $219 million. Continuing to explore divestiture options for the remaining government services businesses within the Business Processing division.
•
Net income of $178 million and EBITDA(1) of $233 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.0% and adjusted tangible equity ratio(1) of 9.8%.
•
Repurchased $33 million of common shares. $176 million common share repurchase authority remains outstanding.
•
Paid $17 million in common stock dividends.

Operating Expenses:

•
Operating expenses of $170 million, excluding $14 million of regulatory-related expenses.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2024	2023	$	%	2024	2023	$	%
Interest income
FFELP Loans	$591	$778	$(187)	(24)%	$1,861	$2,191	$(330)	(15)%
Private Education Loans	314	351	(37)	(11)	958	1,036	(78)	(8)
Cash and investments	43	41	2	5	129	111	18	16
Total interest income	948	1,170	(222)	(19)	2,948	3,338	(390)	(12)
Total interest expense	828	879	(51)	(6)	2,547	2,636	(89)	(3)
Net interest income	120	291	(171)	(59)	401	702	(301)	(43)
Less: provisions for loan losses	42	72	(30)	(42)	68	68	—	—
Net interest income after provisions for loan losses	78	219	(141)	(64)	333	634	(301)	(47)
Other income (loss):
Servicing revenue	13	15	(2)	(13)	48	48	—	—
Asset recovery and business processing revenue	70	85	(15)	(18)	228	240	(12)	(5)
Other income	10	5	5	100	22	15	7	47
Gain on sale of subsidiary	219	—	219	100	219	—	219	100
Gains (losses) on derivative and hedging activities, net	(36)	26	(62)	(238)	11	44	(33)	(75)
Total other income	276	131	145	111	528	347	181	52
Expenses:
Operating expenses	184	233	(49)	(21)	533	601	(68)	(11)
Goodwill and acquired intangible assets impairment and amortization expense	140	3	137	4,567	145	8	137	1,713
Restructuring/other reorganization expenses	18	4	14	350	35	23	12	52
Total expenses	342	240	102	43	713	632	81	13
Income before income tax expense	12	110	(98)	(89)	148	349	(201)	(58)
Income tax expense	14	31	(17)	(55)	41	93	(52)	(56)
Net income (loss)	$(2)	$79	$(81)	(103)%	$107	$256	$(149)	(58)%
Basic earnings (loss) per common share	$(.02)	$.66	$(.68)	(103)%	$.97	$2.06	$(1.09)	(53)%
Diluted earnings (loss) per common share	$(.02)	$.65	$(.67)	(103)%	$.95	$2.04	$(1.09)	(53)%
Dividends per common share	$.16	$.16	$—	—	$.48	$.48	$—	—

GAAP Comparison of Third-Quarter 2024 Results with Third-Quarter 2023

For the three months ended September 30, 2024, net loss was $2 million, or $0.02 diluted loss per common share, compared with net income of $79 million, or $0.65 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $171 million primarily as a result of the year-ago quarter having a $48 million benefit related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the FFELP Loan portfolio. In addition, the paydown of the FFELP and Private Education Loan portfolios, the maturity of Floor Income hedges related to the FFELP Loan portfolio, the impact of increasing interest rates on the different index resets for the FFELP Loan assets and debt, and a $29 million decrease in mark-to-market gains on fair value hedges recorded in interest expense contributed to the decrease in net interest income.
•
Provisions for loan losses decreased $30 million from $72 million to $42 million:
o
The provision for FFELP Loan losses decreased $41 million from $36 million to $(5) million.
o
The provision for Private Education Loan losses increased $11 million from $36 million to $47 million.

The provision for FFELP Loan losses of $(5) million in the current period was the result of relatively stable credit trends and elevated prepayment activity over the prior year. The $36 million of provision in the year-ago quarter was primarily a result of the continued extension of a portion of the FFELP Loan portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.

The provision for Private Education Loan losses of $47 million in the current period included $21 million related to changes in the net charge-off rates on defaulted loans, $15 million in connection with loan originations and $11 million related to a general reserve build. The provision of $36 million in the year-ago period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, partially offset by a $5 million reserve release.

•
A gain of $219 million was recognized in the current quarter from the sale of 100% of our equity interests for $369 million cash, on September 19, 2024, of Xtend Healthcare, our healthcare services business.
•
Asset recovery and business processing revenue decreased $15 million primarily as a result of a decrease in our government services revenue related to congressional funding not being approved to continue performing services under a particular contract.
•
Net gains on derivative and hedging activities decreased $62 million, primarily due to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $49 million, primarily due to a $33 million decrease in regulatory expense. In the current period there was $18 million of regulatory-related expense recorded in connection with the $120 million settlement agreement entered into with the CFPB in September. The year-ago period had $45 million of regulatory expense related to the same matter. In addition, there was a decline in the business processing segment expenses as a result of the government services contract discussed above.
•
Goodwill and acquired intangible asset impairment and amortization expense increased by $137 million as a result of a $138 million impairment recognized in the current quarter related to our government services business. The impairment was recognized primarily as a result of being informed in September that a contract that represents a significant portion of Government Services net income ($6 million and $18 million of revenue in the three and nine months ended September 30, 2024, respectively) would not be renewed in 2025. In addition, a federal program which is a significant part of a Government Services contract remained unfunded during the third quarter. There has been increased uncertainty as to when or if there will be congressional approval to fund this program which would result in the resumption of services provided by Government Services under this contract.
•
Restructuring and other reorganization expenses increased $14 million primarily due to an increase in severance-related costs. The current quarter’s restructuring and other reorganization expenses of $18 million included $13 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.

•
The effective income tax rates for the current and year-ago quarters were 120% and 28%, respectively. The movement in the effective income tax rate was primarily driven by the settlement with the CFPB in the current quarter of which a portion was not deductible for tax and the impact of a portion of the goodwill impairment recorded in the current quarter not being deductible.

We repurchased 2.1 million and 4.2 million shares of our common stock during the third quarters of 2024 and 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 13 million common shares (or 11%) from the year-ago period.

GAAP Comparison of Nine Months Ended September 30, 2024 Results with Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, net income was $107 million, or $0.95 diluted earnings per common share, compared with net income of $256 million, or $2.04 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $301 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios. In particular, the FFELP Loan portfolio experienced a $3.1 billion increase in prepayments ($5.0 billion in the current period compared with $1.9 billion in the year-ago period), primarily as a result of the Department of Education's proposed debt relief regulations. The current period’s increase in prepayments resulted in the write-off of an additional $35 million of loan premium compared to the year-ago period. Additionally, the year-ago period had a $48 million benefit related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the FFELP Loan portfolio. These two items resulted in premium amortization being $83 million higher in the current period compared to the prior period. There was also a decrease in net interest income due to the maturity of Floor Income hedges related to the FFELP Loan portfolio as well as the impact of increasing interest rates on the different index resets for the FFELP Loan assets and debt. These decreases were partially offset by an $18 million decrease in mark-to-market losses on fair value hedges recorded in interest expense.
•
Provisions for loan losses remained unchanged at $68 million:
o
The provision for FFELP Loan losses decreased $57 million from $51 million to $(6) million.
o
The provision for Private Education Loan losses increased $57 million from $17 million to $74 million.

The provision for FFELP Loan losses of $(6) million in the current period was the result of relatively stable credit trends and elevated prepayment activity over the prior year. See the three-month discussion of results above for the driver of the prior period’s provision being significantly higher than the current period.

The provision for Private Education Loan losses of $74 million in the current period included $21 million related to changes in the net charge-off rates on defaulted loans, $26 million in connection with loan originations and $27 million related to a general reserve build. The provision of $17 million in the year-ago period included $29 million related to changes in the net charge-off rates on defaulted loans, $21 million in connection with loan originations, $23 million in connection with the resolution of certain private legacy loans in bankruptcy in the first quarter of 2023 and $7 million related to a reserve build, which was partially offset by a $63 million reduction in connection with the adoption of a new accounting standard (ASU 2022-02).

•
A gain of $219 million was recognized in the current period from the sale of 100% of our equity interests for $369 million cash, on September 19, 2024, of Xtend Healthcare, our healthcare services business.
•
Asset recovery and business processing revenue decreased $12 million primarily as a result of a decrease in our government services revenue related to congressional funding not being approved to continue performing services under a particular contract.
•
Net gains on derivative and hedging activities decreased $33 million, primarily due to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•
Operating expenses decreased $68 million primarily due to a decrease in the business processing segment expenses as a result of the government services contract discussed above, as well as several efficiency initiatives recently implemented and the year-ago period having elevated upfront start-up costs on new contracts. In addition there was lower in-school loan marketing spend as a result of improved marketing efficiencies and a reduction in regulatory expenses.
•
Goodwill and acquired intangible asset impairment and amortization expense increased by $137 million as a result of a $138 million impairment recognized in the current period related to our government services business. See the three-month discussion of results above for further detail.
•
Restructuring and other reorganization expenses increased $12 million due to an increase in severance-related costs. The current period’s restructuring and other reorganization expenses of $35 million included $25 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.

We repurchased 7.2 million and 13.9 million shares of our common stock during the nine months ended September 30, 2024 and September 30, 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 13 million common shares (or 10%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest income:
FFELP Loans	$591	$778	(24)%	$1,861	$2,194	(15)%
Cash and investments	25	19	32	75	56	34
Total interest income	616	797	(23)	1,936	2,250	(14)
Total interest expense	576	636	(9)	1,810	1,859	(3)
Net interest income	40	161	(75)	126	391	(68)
Less: provision for loan losses	(5)	36	(114)	(6)	51	(112)
Net interest income after provision for loan losses	45	125	(64)	132	340	(61)
Other income (loss):
Servicing revenue	11	12	(8)	39	39	—
Other revenue	—	3	(100)	5	10	(50)
Total other income	11	15	(27)	44	49	(10)
Direct operating expenses	20	17	18	53	55	(4)
Income before income tax expense	36	123	(71)	123	334	(63)
Income tax expense	9	29	(69)	28	78	(64)
Net income	$27	$94	(71)%	$95	$256	(63)%

Comparison of Third-Quarter 2024 Results with Third-Quarter 2023

•
Net income was $27 million compared to $94 million.
•
Net interest income decreased $121 million primarily due to the year-ago quarter having a $48 million benefit related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the portfolio. There was also a decrease in net interest income due to the maturity of Floor Income hedges related to the portfolio, the impact of increased interest rates on the different index resets for the segment's assets and debt, and the paydown of the loan portfolio which included an increase in prepayments from $600 million in the year-ago quarter to $1.0 billion in the current quarter.
•
Provision for loan losses decreased $41 million. The $(5) million of provision for loan losses in third-quarter 2024 was the result of relatively stable credit trends and elevated prepayment activity over the prior year. The $36 million of provision in the year-ago quarter was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.
o
Net charge-offs were $9 million compared to $16 million.
o
Delinquencies greater than 90 days were $1.9 billion compared to $2.9 billion.
o
Forbearances were $5.0 billion compared to $6.2 billion.
•
Expenses were $3 million higher primarily as a result of transitioning the servicing of our portfolio to a third party on July 1, 2024. Overall, for consolidated Navient (across the Federal Education Loans, Consumer Lending and Other segments), there was a $1 million increase in net servicing costs (net of transition services revenue earned) in the current quarter related to this transition, as expected. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net interest margin	.46%	1.52%	.46%	1.20%
FFELP Loans:
FFELP Loan spread	.60%	1.63%	.59%	1.31%
Provision for loan losses	$(5)	$36	$(6)	$51
Net charge-offs	$9	$16	$29	$53
Net charge-off rate	.14%	.19%	.14%	.21%
Greater than 30-days delinquency rate	13.4%	16.8%	13.4%	16.8%
Greater than 90-days delinquency rate	7.3%	9.2%	7.3%	9.2%
Forbearance rate	16.4%	16.4%	16.4%	16.4%
Average FFELP Loans	$32,373	$40,554	$34,749	$41,886
Ending FFELP Loans, net	$31,522	$39,581	$31,522	$39,581

(Dollars in billions)
Total federal loans serviced	$37	$46	$37	$46

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FFELP Loan yield	7.04%	7.12%	6.92%	6.55%
Floor Income	.23	.49	.23	.45
FFELP Loan net yield	7.27	7.61	7.15	7.00
FFELP Loan cost of funds	(6.67)	(5.98)	(6.56)	(5.69)
FFELP Loan spread	.60	1.63	.59	1.31
Other interest-earning asset spread impact	(.14)	(.11)	(.13)	(.11)
Net interest margin(1)	.46%	1.52%	.46%	1.20%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
FFELP Loans	$32,373	$40,554	$34,749	$41,886
Other interest-earning assets	1,956	1,504	2,002	1,697
Total FFELP Loan interest-earning assets	$34,329	$42,058	$36,751	$43,583

The 106 basis point decrease in the net interest margin is primarily due to the year-ago quarter having a $48 million benefit (56 basis points) related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the portfolio. There was also a decrease in net interest income due to the maturity of Floor Income hedges related to the portfolio and the impact of increasing interest rates on the different index resets for the segment’s assets and debt (31 basis points in total).

As of September 30, 2024, our FFELP Loan portfolio totaled $31.5 billion, comprised of $11.3 billion of FFELP Stafford Loans and $20.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2024 was 8 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2024 and 2023, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2024	September 30, 2023
Education loans eligible to earn Floor Income	$31.3	$39.2
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(15.0)	(18.6)
Less: economically hedged Floor Income	(1.8)	(5.4)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.5	$15.2
Education loans earning Floor Income	$1.4	$.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2024 to December 31, 2028.

(Dollars in billions)	October 1, 2024 to December 31, 2024	2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$1.1	$.7	$.6	$.3	$.2

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $3 million higher primarily as a result of transitioning the servicing of our portfolio to a third party on July 1, 2024. Overall for consolidated Navient (across the Federal Education Loan, Consumer Lending and Other segments), there was a $1 million increase in net servicing costs (net of transition services revenue earned) in the current quarter related to this transition, as expected. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized.

Various Federal Loan Forgiveness Plans

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan would have provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness.

A number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED held loans resumed in October 2023. After the invalidation of the SDR Plan, ED introduced various debt relief programs and processes aimed at considering other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. This included the issuance of final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers could access the new income-driven repayment plans by consolidating their loans into the Direct Loan Program.

The proposed borrower debt relief regulations, including the new income-driven repayment plans, have increased, and may continue to increase, consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for potential debt relief and the new income-driven repayment plan. This consolidation activity could have a material impact on the Company’s results.

Several lawsuits have been filed or announced (to which Navient is not a party) seeking to overturn these regulations. We cannot predict the final outcome of this litigation or what impact the litigation may have on borrower consolidation activity.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Interest income:
Private Education Loans	$314	$351	(11)%	$958	$1,036	(8)%
Cash and investments	6	7	(14)	20	20	—
Interest income	320	358	(11)	978	1,056	(7)
Interest expense	198	208	(5)	597	610	(2)
Net interest income	122	150	(19)	381	446	(15)
Less: provision for loan losses	47	36	31	74	17	(335)
Net interest income after provision for loan losses	75	114	(34)	307	429	(28)
Other income (loss):
Servicing revenue	2	3	(33)	9	9	—
Other revenue	—	1	(100)	1	2	(50)
Total other income	2	4	(50)	10	11	(9)
Direct operating expenses	44	44	—	110	124	(11)
Income before income tax expense	33	74	(55)	207	316	(34)
Income tax expense	6	18	(67)	47	75	(37)
Net income	$27	$56	(52)%	$160	$241	(34)%

Comparison of Third-Quarter 2024 Results with Third-Quarter 2023

•
Originated $500 million of Private Education Loans compared to $382 million.
o
Refinance Loan originations were $262 million compared to $178 million.
o
In-school loan originations were $238 million compared to $204 million.
•
Net income was $27 million compared to $56 million.
•
Net interest income decreased $28 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses increased $11 million. The provision for loan losses of $47 million in the current period included $21 million related to changes in the net charge-off rates on defaulted loans, $15 million in connection with loan originations and $11 million related to a general reserve build. The provision for loan losses of $36 million in the year-ago period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, which was partially offset by a $5 million reserve release .
o
Excluding the $21 million and $25 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $74 million, up $1 million from $73 million.
o
Private Education Loan delinquencies greater than 90 days: $377 million, up $43 million from $334 million.
o
Private Education Loan forbearances: $445 million, up $101 million from $344 million.
•
Total expense was unchanged from the year-ago quarter. There was not a significant impact to servicing expense on the Private Education Loan portfolio related to the servicer transition on July 1, 2024.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net interest margin	2.84%	3.17%	2.91%	3.09%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.94%	3.29%	3.02%	3.23%
Provision for loan losses	$47	$36	$74	$17
Net charge-offs(1)	$74	$73	$240	$209
Net charge-off rate(1)	1.87%	1.66%	1.98%	1.56%
Greater than 30-days delinquency rate	5.3%	4.7%	5.3%	4.7%
Greater than 90-days delinquency rate	2.4%	1.9%	2.4%	1.9%
Forbearance rate	2.8%	2.0%	2.8%	2.0%
Average Private Education Loans	$16,587	$18,165	$16,968	$18,710
Ending Private Education Loans, net	$16,005	$17,333	$16,005	$17,333
Private Education Refinance Loans:
Net charge-offs	$13	$8	$36	$23
Greater than 90-day delinquency rate	.6%	.3%	.6%	.3%
Average balance of Private Education Refinance Loans	$8,552	$9,091	$8,669	$9,300
Ending balance of Private Education Refinance Loans	$8,405	$8,897	$8,405	$8,897
Private Education Refinance Loan originations	$262	$178	$712	$456

(1)
Excluding the $21 million and $25 million of charge-offs on the expected future recoveries of previously fully charged-off loans in third-quarters 2024 and 2023, respectively, that occurred as a result of changing the net charge-off rate on defaulted loans from 82.3% to 82.7% in third-quarter 2024 and from 81.9% to 82.3% in third-quarter 2023.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Private Education Loan yield	7.52%	7.66%	7.54%	7.41%
Private Education Loan cost of funds	(4.58)	(4.37)	(4.52)	(4.18)
Private Education Loan spread	2.94	3.29	3.02	3.23
Other interest-earning asset spread impact	(.10)	(.12)	(.11)	(.14)
Net interest margin(1)	2.84%	3.17%	2.91%	3.09%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Private Education Loans	$16,587	$18,165	$16,968	$18,710
Other interest-earning assets	485	565	533	603
Total Private Education Loan interest-earning assets	$17,072	$18,730	$17,501	$19,313

As of September 30, 2024, our Private Education Loan portfolio totaled $16.0 billion, comprised of $8.4 billion of refinance loans and $7.6 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2024 was 5 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $11 million. The provision for loan losses of $47 million in the current quarter included $21 million related to changes in the net charge-off rates on defaulted loans, $15 million in connection with loan originations and $11 million related to a general reserve build. The provision for loan losses of $36 million in the year-ago period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, partially offset by a $5 million reserve release.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses remained unchanged from the year-ago quarter.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Other income (loss):
Business processing revenue	$70	$85	(18)%	$228	$240	(5)%
Gain on sale of subsidiary	219	—	100	219	—	100%
Total other income	289	85	240%	447	240	86%
Direct operating expenses	57	73	(22)	188	215	(13)
Income before income tax expense	232	12	1,833	259	25	936
Income tax expense	54	3	1,700	60	6	900
Net income	$178	$9	1,878%	$199	$19	947%

Comparison of Third-Quarter 2024 Results with Third-Quarter 2023

•
Revenue was $289 million, $204 million higher, due to the $219 million gain on the sale of our healthcare services business.
•
Net income was $178 million compared to $9 million.
•
EBITDA(1) was $233 million, up $220 million, as a result of the gain on the sale of our healthcare services business.
•
EBITDA margin was 81%, up from 15%, as a result of the gain on the sale of our healthcare services business..

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue from government services	$42	$57	$140	$149
Revenue from healthcare services	28	28	88	91
Total fee revenue	70	85	228	240
Gain on sale of subsidiary	219	—	219	—
Total revenue	$289	$85	$447	$240
EBITDA(1)	$233	$13	$262	$27
EBITDA margin(1)	81%	15%	59%	11%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net interest loss after provision for loan losses	$(22)	$(31)	(29)%	$(68)	$(84)	(19)%
Other revenue (loss)	10	1	900	16	3	433
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	21	22	(5)	63	60	5
Unallocated corporate costs	42	77	(45)	119	147	(19)
Total unallocated shared services operating expenses	63	99	(36)	182	207	(12)
Restructuring/other reorganization expenses	18	4	350	35	23	52
Total expenses	81	103	(21)	217	230	(6)
Loss before income tax benefit	(93)	(133)	(30)	(269)	(311)	(14)
Income tax benefit	(21)	(31)	(32)	(61)	(73)	(16)
Net income (loss)	$(72)	$(102)	(29)%	$(208)	$(238)	(13)%

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

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $36 million from the year-ago quarter, primarily as a result of a $33 million decrease in regulatory-related expenses. Regulatory-related expenses were $14 million and $47 million in third-quarter 2024 and third-quarter 2023, respectively, with third-quarter 2024 including an $18 million contingency loss accrual related to the $120 million settlement agreement entered into with the CFPB in September 2024. Third-quarter 2023 included a $45 million contingency loss accrual related to the same matter.

See “Note 10 – Commitments, Contingencies and Guarantees” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that certain matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with certain matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

These expenses increased $14 million. The current quarter’s restructuring and other reorganization expenses of $18 million included $13 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility, and primarily related to severance costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$10	$—	$10	$92	$102
Grace, repayment and other(2)	11,462	20,230	31,692	16,384	48,076
Total	11,472	20,230	31,702	16,476	48,178
Allowance for loan losses	(136)	(44)	(180)	(471)	(651)
Total education loan portfolio	$11,336	$20,186	$31,522	$16,005	$47,527
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$12	$—	$12	$70	$82
Grace, repayment and other(2)	13,708	24,420	38,128	17,449	55,577
Total	13,720	24,420	38,140	17,519	55,659
Allowance for loan losses	(156)	(59)	(215)	(617)	(832)
Total education loan portfolio	$13,564	$24,361	$37,925	$16,902	$54,827
% of total FFELP	36%	64%	100%
% of total	25%	44%	69%	31%	100%

	September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$66	$79
Grace, repayment and other(2)	14,390	25,398	39,788	17,892	57,680
Total	14,403	25,398	39,801	17,958	57,759
Allowance for loan losses	(159)	(61)	(220)	(625)	(845)
Total education loan portfolio	$14,244	$25,337	$39,581	$17,333	$56,914
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$11,796	$21,144	$32,940	$16,238	$49,178
Acquisitions (originations and purchases)(1)	—	—	—	407	407
Capitalized interest and premium/discount amortization	129	121	250	46	296
Refinancings and consolidations to third parties	(274)	(600)	(874)	(52)	(926)
Repayments and other	(315)	(479)	(794)	(634)	(1,428)
Ending balance	$11,336	$20,186	$31,522	$16,005	$47,527

	Three Months Ended September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$14,695	$26,156	$40,851	$17,732	$58,583
Acquisitions (originations and purchases)(1)	—	—	—	302	302
Capitalized interest and premium/discount amortization	175	153	328	50	378
Refinancings and consolidations to third parties	(169)	(399)	(568)	(58)	(626)
Repayments and other	(457)	(573)	(1,030)	(693)	(1,723)
Ending balance	$14,244	$25,337	$39,581	$17,333	$56,914

	Nine Months Ended September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	1,017	1,017
Capitalized interest and premium/discount amortization	384	388	772	152	924
Refinancings and consolidations to third parties	(1,505)	(3,024)	(4,529)	(151)	(4,680)
Repayments and other	(1,107)	(1,539)	(2,646)	(1,915)	(4,561)
Ending balance	$11,336	$20,186	$31,522	$16,005	$47,527

	Nine Months Ended September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	741	741
Capitalized interest and premium/discount amortization	440	466	906	139	1,045
Refinancings and consolidations to third parties	(585)	(1,180)	(1,765)	(190)	(1,955)
Repayments and other	(1,302)	(1,783)	(3,085)	(2,082)	(5,167)
Ending balance	$14,244	$25,337	$39,581	$17,333	$56,914

(1)
Includes the origination of $47 million and $42 million of Private Education Refinance Loans in the third-quarters of 2024 and 2023, respectively, and $138 million and $144 million in the nine months ended September 30, 2024 and 2023, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,342		$1,557		$1,636
Loans in forbearance(2)	4,978		6,147		6,248
Loans in repayment and percentage of each status:
Loans current	21,975	86.6%	26,204	86.1%	26,566	83.2%
Loans delinquent 31-60 days(3)	948	3.7	1,193	3.9	1,481	4.6
Loans delinquent 61-90 days(3)	599	2.4	746	2.5	949	3.0
Loans delinquent greater than 90 days(3)	1,860	7.3	2,293	7.5	2,921	9.2
Total FFELP Loans in repayment	25,382	100%	30,436	100%	31,917	100%
Total FFELP Loans	31,702		38,140		39,801
FFELP Loan allowance for losses	(180)		(215)		(220)
FFELP Loans, net	$31,522		$37,925		$39,581
Percentage of FFELP Loans in repayment		80.1%		79.8%		80.2%
Delinquencies as a percentage of FFELP Loans in repayment		13.4%		13.9%		16.8%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		16.8%		16.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$372		$360		$365
Loans in forbearance(2)	445		363		344
Loans in repayment and percentage of each status:
Loans current	14,827	94.7%	15,935	94.9%	16,435	95.3%
Loans delinquent 31-60 days(3)	282	1.8	308	1.8	304	1.8
Loans delinquent 61-90 days(3)	173	1.1	173	1.0	176	1.0
Loans delinquent greater than 90 days(3)	377	2.4	380	2.3	334	1.9
Total Private Education Loans in repayment	15,659	100%	16,796	100%	17,249	100%
Total Private Education Loans	16,476		17,519		17,958
Private Education Loan allowance for losses	(471)		(617)		(625)
Private Education Loans, net	$16,005		$16,902		$17,333
Percentage of Private Education Loans in repayment		95.0%		95.9%		96.1%
Delinquencies as a percentage of Private Education Loans in repayment		5.3%		5.1%		4.7%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.8%		2.1%		2.0%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		33%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., internship periods, as well as loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66%, 65% and 65% for third-quarter 2024, fourth-quarter 2023 and third-quarter 2023, respectively.

Allowance for Loan Losses

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$194	$493	$687	$200	$657	$857
Total provision	(5)	47	42	36	36	72
Charge-offs:
Gross charge-offs	(9)	(85)	(94)	(16)	(85)	(101)
Expected future recoveries on current period gross charge-offs	—	11	11	—	12	12
Total(1)	(9)	(74)	(83)	(16)	(73)	(89)
Adjustment resulting from the change in charge-off rate(2)	—	(21)	(21)	—	(25)	(25)
Net charge-offs	(9)	(95)	(104)	(16)	(98)	(114)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	26	26	—	30	30
Allowance at end of period (GAAP)	180	471	651	220	625	845
Plus: expected future recoveries on previously fully charged-off loans(3)	—	185	185	—	232	232
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$180	$656	$836	$220	$857	$1,077
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.14%	1.87%		.19%	1.66%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.53%		—%	.56%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.40%		.19%	2.22%
Allowance coverage of charge-offs (annualized)(4)	5.0	1.7	(Non-GAAP)	3.5	2.2	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.0%	(Non-GAAP)	.6%	4.8%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	4.2%	(Non-GAAP)	.7%	5.0%	(Non-GAAP)
Ending total loans	$31,702	$16,476		$39,801	$17,958
Average loans in repayment	$25,866	$15,856		$32,696	$17,470
Ending loans in repayment	$25,382	$15,659		$31,917	$17,249

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
(2)
In third-quarter 2023, the net charge-off rate on defaulted Private Education Loans increased from 81.9% to 82.3% and in third-quarter 2024, it increased from 82.3% to 82.7%. These changes resulted in a $21 million and $25 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2024 and 2023, respectively.
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

	Three Months Ended September 30,
(Dollars in millions)	2024	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$211	$262
Expected future recoveries of current period defaults	11	12
Recoveries (cash collected)	(10)	(11)
Charge-offs (as a result of lower recovery expectations)	(27)	(31)
End of period expected future recoveries on previously fully charged-off loans	$185	$232
Change in balance during period	$(26)	$(30)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832	$222	$800	$1,022
Total provision	(6)	74	68	51	17	68
Charge-offs:				—	—	—
Gross charge-offs	(29)	(272)	(301)	(53)	(245)	(298)
Expected future recoveries on current period gross charge-offs	—	32	32	—	36	36
Total(1)(2)	(29)	(240)	(269)	(53)	(209)	(262)
Adjustment resulting from the change in charge-off rate(3)	—	(21)	(21)	—	(25)	(25)
Net charge-offs	(29)	(261)	(290)	(53)	(234)	(287)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	41	41	—	42	42
Allowance at end of period (GAAP)	180	471	651	220	625	845
Plus: expected future recoveries on previously fully charged-off loans(4)	—	185	185	—	232	232
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(5)	$180	$656	$836	$220	$857	$1,077
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(3)	.14%	1.98%		.21%	1.56%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(3)	—%	.17%		—%	.18%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.15%		.21%	1.74%
Allowance coverage of charge-offs (annualized)(5)	4.7	1.8	(Non-GAAP)	3.1	2.7	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.6%	4.0%	(Non-GAAP)	.6%	4.8%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.7%	4.2%	(Non-GAAP)	.7%	5.0%	(Non-GAAP)
Ending total loans	$31,702	$16,476		$39,801	$17,958
Average loans in repayment	$27,697	$16,265		$33,591	$18,000
Ending loans in repayment	$25,382	$15,659		$31,917	$17,249

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
(3)
In third-quarter 2023, the net charge-off rate on defaulted Private Education Loans increased from 81.9% to 82.3% and in third-quarter 2024, it increased from 82.3% to 82.7%. These changes resulted in a $21 million and $25 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2024 and 2023, respectively.
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

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$226	$274
Expected future recoveries of current period defaults	32	36
Recoveries (cash collected)	(31)	(35)
Charge-offs (as a result of lower recovery expectations)	(42)	(43)
End of period expected future recoveries on previously fully charged-off loans	$185	$232
Change in balance during period	$(41)	$(42)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.9 billion at September 30, 2024. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

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

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 2.1 million shares of common stock for $33 million in the third quarter of 2024 and have $176 million of unused share repurchase authority as of September 30, 2024.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Ending Balances:
Total unrestricted cash and liquid investments	$1,143	$839	$977
Unencumbered FFELP Loans	199	92	88
Unencumbered Private Education Refinance Loans	395	236	49
Total	$1,737	$1,167	$1,114

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Average Balances:
Total unrestricted cash and liquid investments	$1,129	$1,167	$1,141	$1,004	$977
Unencumbered FFELP Loans	179	92	85	148	88
Unencumbered Private Education Refinance Loans	446	137	118	297	95
Total	$1,754	$1,396	$1,344	$1,449	$1,160

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from November 2024 to April 2026.

(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Ending Balances:
FFELP Loan ABCP facilities	$422	$408	$28
Private Education Loan ABCP facilities	1,921	1,719	1,697
Total	$2,343	$2,127	$1,725

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2023	September 30, 2024	September 30, 2023
Average Balances:
FFELP Loan ABCP facilities	$419	$203	$35	$412	$70
Private Education Loan ABCP facilities	2,079	1,693	1,966	1,770	1,777
Total	$2,498	$1,896	$2,001	$2,182	$1,847

At September 30, 2024, we had a total of $3.5 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.4 billion principal of our unencumbered tangible assets of which $1.2 billion and $199 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2024, we had $4.9 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of September 30, 2024, $0.8 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2024	December 31, 2023
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.0	3.4
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.9	2.1
Tangible unencumbered assets(1)	3.5	3.0
Senior unsecured debt	(5.9)	(5.9)
Mark-to-market on unsecured hedged debt(2)	.1	.2
Other liabilities, net	(.3)	(.7)
Total Tangible Equity (3)	$2.3	$2.1

(1)
Excludes goodwill and acquired intangible assets.
(2)
At September 30, 2024 and December 31, 2023, there were $(94) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	September 30, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,053	$4,804	$5,857	$506	$5,351	$5,857
Total unsecured borrowings	1,053	4,804	5,857	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations	136	29,087	29,223	59	35,626	35,685
Private Education Loan securitizations	672	10,852	11,524	435	11,754	12,189
FFELP Loan ABCP facilities	1,490	75	1,565	1,854	89	1,943
Private Education Loan ABCP facilities	1,876	—	1,876	1,286	821	2,107
Other	86	39	125	95	39	134
Total secured borrowings	4,260	40,053	44,313	3,729	48,329	52,058
Core Earnings basis borrowings(1)	5,313	44,857	50,170	4,235	53,680	57,915
Adjustment for GAAP accounting treatment	(8)	(162)	(170)	(9)	(278)	(287)
GAAP basis borrowings	$5,305	$44,695	$50,000	$4,226	$53,402	$57,628

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,856	9.19%	$6,490	9.02%	$5,857	9.23%	$6,367	8.62%
Total unsecured borrowings	5,856	9.19	6,490	9.02	5,857	9.23	6,367	8.62
Secured borrowings:
FFELP Loan securitizations	30,361	6.53	37,728	5.85	32,711	6.43	39,399	5.56
Private Education Loan securitizations	11,832	3.82	12,601	3.50	11,838	3.68	12,934	3.40
FFELP Loan ABCP facilities	1,626	6.88	1,983	6.56	1,760	6.94	1,707	6.27
Private Education Loan ABCP facilities	1,741	7.59	2,318	7.27	2,045	7.39	2,526	6.74
Other	117	(.29)	113	(.37)	109	(1.69)	109	3.32
Total secured borrowings	45,677	5.87	54,743	5.39	48,463	5.80	56,675	5.14
Core Earnings basis borrowings(1)	51,533	6.24	61,233	5.77	54,320	6.17	63,042	5.49
Adjustment for GAAP accounting treatment	—	.16	—	(.07)	—	.09	—	.10
GAAP basis borrowings	$51,533	6.40%	$61,233	5.70%	$54,320	6.26%	$63,042	5.59%

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

Related to goodwill, we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of our reporting units as of October 1, 2022. During third-quarter 2024, we assessed relevant qualitative factors associated with the FFELP Loans and Government Services reporting units to determine whether it was "more-likely-than-not” that the fair value of these reporting units was less than their carrying values. Based on the current performance of and economic environment impacting the other reporting units with goodwill, we determined that neither a qualitative nor a quantitative interim impairment test was warranted to test goodwill associated with other reporting units.

For the FFELP Loans reporting unit, goodwill will be impaired at some point in the future due to the runoff nature of the portfolio, although the timing of impairment remains uncertain. As a result of elevated prepayments experienced in the first nine months of 2024 (primarily as a result of ED's proposed debt relief regulations), the runoff nature of the portfolio and the passage of time, we performed a quantitative impairment test, by engaging an independent appraiser to estimate the fair value of the reporting unit. FFELP Loan’s goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows would result in partial impairment of FFELP Loans in 2025 earlier than previously estimated (as previously disclosed in our 2023 Form 10-K) and impairment may be accelerated into the fourth quarter of 2024 if elevated prepayment rates continue or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

With respect to the Government Services reporting unit, in the second half of September 2024, we were informed a contract that represented a significant portion of Government Services income would not be renewed in 2025. In addition, a federal program which is a significant part of a Government Services contract remained unfunded during the third quarter. There has been increased uncertainty as to when or if there will be congressional approval to fund this program which would result in the resumption of services provided by Government Services under this contract. These two events in September 2024 resulted in a significant decline in the estimated fair value of the reporting unit. Based on active discussions with potential buyers of the Government Services business and their indication of a potential purchase price, Navient concluded that Government Services’ $138 million of goodwill and acquired intangible assets were fully impaired. The remaining net book value of the Government Services reporting unit after the impairment was approximately $50 million as of September 30, 2024.

As it relates to our Business Processing Healthcare Services reporting unit, on September 19, 2024, Navient completed the sale of its membership interest in Xtend, LLC, which comprised the Company's healthcare services business, resulting in a $219 million gain on sale. As a result, $112 million of goodwill and acquired intangible assets were a part of our basis in this entity, and these assets were therefore removed from our balance sheet upon the sale.

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

	Three Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$905					$591	$314	$—	$—
Cash and investments	43					25	6	—	12
Total interest income	948					616	320	—	12
Total interest expense	828					576	198	—	34
Net interest income (loss)	120	$8	$12	$20	$140	40	122	—	(22)
Less: provisions for loan losses	42				42	(5)	47	—	—
Net interest income (loss) after provisions for loan losses	78					45	75	—	(22)
Other income (loss):
Servicing revenue	13					11	2	—	—
Asset recovery and business processing revenue	70					—	—	70	—
Other revenue	(26)					—	—	—	10
Gain on sale of subsidiary	219					—	—	219	—
Total other income (loss)	276	(8)	44	36	312	11	2	289	10
Expenses:
Direct operating expenses	121					20	44	57	—
Unallocated shared services expenses	63					—	—	—	63
Operating expenses	184	—	—	—	184	20	44	57	63
Goodwill and acquired intangible asset impairment and amortization	140	—	(140)	(140)	—	—	—	—	—
Restructuring/other reorganization expenses	18	—	—	—	18	—	—	—	18
Total expenses	342	—	(140)	(140)	202	20	44	57	81
Income (loss) before income tax expense (benefit)	12	—	196	196	208	36	33	232	(93)
Income tax expense (benefit)(2)	14	—	34	34	48	9	6	54	(21)
Net income (loss)	$(2)	$—	$162	$162	$160	$27	$27	$178	$(72)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$20	$—	$20
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	(140)	(140)
Total Core Earnings adjustments to GAAP	$56	$140	196
Income tax expense (benefit)			34
Net income (loss)			$162

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,129					$778	$351	$—	$—
Cash and investments	41					19	7	—	15
Total interest income	1,170					797	358	—	15
Total interest expense	879					636	208	—	46
Net interest income (loss)	291	$7	$(18)	$(11)	$280	161	150	—	(31)
Less: provisions for loan losses	72				72	36	36	—	—
Net interest income (loss) after provisions for loan losses	219					125	114	—	(31)
Other income (loss):
Servicing revenue	15					12	3	—	—
Asset recovery and business processing revenue	85					—	—	85	—
Other revenue	31					3	1	—	1
Total other income (loss)	131	(7)	(19)	(26)	105	15	4	85	1
Expenses:
Direct operating expenses	134					17	44	73	—
Unallocated shared services expenses	99					—	—	—	99
Operating expenses	233	—	—	—	233	17	44	73	99
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	240	—	(3)	(3)	237	17	44	73	103
Income (loss) before income tax expense (benefit)	110	—	(34)	(34)	76	123	74	12	(133)
Income tax expense (benefit)(2)	31	—	(12)	(12)	19	29	18	3	(31)
Net income (loss)	$79	$—	$(22)	$(22)	$57	$94	$56	$9	$(102)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(11)	$—	$(11)
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(37)	$3	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,819					$1,861	$958	$—	$—
Cash and investments	129					75	20	—	34
Total interest income	2,948					1,936	978	—	34
Total interest expense	2,547					1,810	597	—	102
Net interest income (loss)	401	$28	$10	$38	$439	126	381	—	(68)
Less: provisions for loan losses	68				68	(6)	74	—	—
Net interest income (loss) after provisions for loan losses	333					132	307	—	(68)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	228					—	—	228	—
Other revenue	33					5	1	—	16
Gain on sale of subsidiary	219					—	—	219	—
Total other income (loss)	528	(28)	17	(11)	517	44	10	447	16
Expenses:
Direct operating expenses	351					53	110	188	—
Unallocated shared services expenses	182					—	—	—	182
Operating expenses	533	—	—	—	533	53	110	188	182
Goodwill and acquired intangible asset impairment and amortization	145	—	(145)	(145)	—	—	—	—	—
Restructuring/other reorganization expenses	35	—	—	—	35	—	—	—	35
Total expenses	713	—	(145)	(145)	568	53	110	188	217
Income (loss) before income tax expense (benefit)	148	—	172	172	320	123	207	259	(269)
Income tax expense (benefit)(2)	41	—	33	33	74	28	47	60	(61)
Net income (loss)	$107	$—	$139	$139	$246	$95	$160	$199	$(208)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$38	$—	$38
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(145)	(145)
Total Core Earnings adjustments to GAAP	$27	$145	172
Income tax expense (benefit)			33
Net income (loss)			$139

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,227					$2,194	$1,036	$—	$—
Cash and investments	111					56	20	—	35
Total interest income	3,338					2,250	1,056	—	35
Total interest expense	2,636					1,859	610	—	119
Net interest income (loss)	702	$24	$27	$51	$753	391	446	—	(84)
Less: provisions for loan losses	68				68	51	17	—	—
Net interest income (loss) after provisions for loan losses	634					340	429	—	(84)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	240					—	—	240	—
Other revenue	59					10	2	—	3
Total other income (loss)	347	(24)	(20)	(44)	303	49	11	240	3
Expenses:
Direct operating expenses	394					55	124	215	—
Unallocated shared services expenses	207					—	—	—	207
Operating expenses	601	—	—	—	601	55	124	215	207
Goodwill and acquired intangible asset impairment and amortization	8	—	(8)	(8)	—	—	—	—	—
Restructuring/other reorganization expenses	23	—	—	—	23	—	—	—	23
Total expenses	632	—	(8)	(8)	624	55	124	215	230
Income (loss) before income tax expense (benefit)	349	—	15	15	364	334	316	25	(311)
Income tax expense (benefit)(2)	93	—	(7)	(7)	86	78	75	6	(73)
Net income (loss)	$256	$—	$22	$22	$278	$256	$241	$19	$(238)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$51	$—	$51
Total other income (loss)	(44)	—	(44)
Goodwill and acquired intangible asset impairment and amortization	—	(8)	(8)
Total Core Earnings adjustments to GAAP	$7	$8	15
Income tax expense (benefit)			(7)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
GAAP net income (loss)	$(2)	$79	$107	$256
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	56	(37)	27	7
Net impact of goodwill and acquired intangible assets	140	3	145	8
Net income tax effect	(34)	12	(33)	7
Total Core Earnings adjustments to GAAP	162	(22)	139	22
Core Earnings net income	$160	$57	$246	$278

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$36	$(26)	$(11)	$(44)
Plus: (Gains) losses on fair value hedging activity included in interest expense	10	(19)	5	23
Total (gains) losses in GAAP net income	46	(45)	(6)	(21)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	8	7	28	24
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	54	(38)	22	3
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	—	—	—	3
Other derivative accounting adjustments(3)	2	1	5	1
Total net impact of derivative accounting	$56	$(37)	$27	$7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$8	$7	$28	$24
Total reclassifications of settlement income (expense) on derivative and hedging activities	$8	$7	$28	$24
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fair value hedges	$11	$(3)	$9	$13
Foreign currency hedges	(1)	(16)	(4)	10
Other	44	(19)	17	(20)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$54	$(38)	$22	$3

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2024, derivative accounting decreased GAAP equity by approximately $37 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Beginning impact of derivative accounting on GAAP equity	$12	$67	$(1)	$122
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(49)	6	(36)	(49)
Ending impact of derivative accounting on GAAP equity	$(37)	$73	$(37)	$73

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(56)	$37	$(27)	$(7)
Tax and other impacts of derivative accounting adjustments	14	(9)	7	2
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(7)	(22)	(16)	(44)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(49)	$6	$(36)	$(49)

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

(Dollars in millions)	September 30, 2024	September 30, 2023
Total hedged Floor Income, net of tax(1)(2)	$50	$115

(1)
$65 million and $151 million on a pre-tax basis as of September 30, 2024 and September 30, 2023, respectively.
(2)
Of the $50 million as of September 30, 2024, approximately $6 million, $17 million, $14 million and $7 million will be recognized as part of Core Earnings net income in the remainder of 2024, 2025, 2026 and 2027, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Core Earnings goodwill and acquired intangible asset adjustments	$140	$3	$145	$8

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

(Dollars in millions)	September 30, 2024	September 30, 2023
Navient Corporation's stockholders' equity	$2,694	$2,898
Less: Goodwill and acquired intangible assets	438	697
Tangible Equity	2,256	2,201
Less: Equity held for FFELP Loans	158	198
Adjusted Tangible Equity	$2,098	$2,003
Divided by:
Total assets	$53,440	$63,414
Less:
Goodwill and acquired intangible assets	438	697
FFELP Loans	31,522	39,581
Adjusted tangible assets	$21,480	$23,136
Adjusted Tangible Equity Ratio	9.8%	8.7%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Pre-tax income	$232	$12	$259	$25
Plus:
Depreciation and amortization expense(1)	1	1	3	2
EBITDA	$233	$13	$262	$27
Divided by:
Total revenue	$289	$85	$447	$240
EBITDA margin	81%	15%	59%	11%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of September 30, 2024, the $656 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $16,476 million Private Education Loan portfolio. The $185 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $16,476 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Allowance at end of period (GAAP)	$471	$625	$471	$625
Plus: expected future recoveries on previously fully charged-off loans	185	232	185	232
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$656	$857	$656	$857
Ending total loans	$16,476	$17,958	$16,476	$17,958
Ending loans in repayment	$15,659	$17,249	$15,659	$17,249
Net charge-offs	$95	$98	$261	$234

Allowance coverage of charge-offs (annualized):
GAAP	1.2	1.6	1.3	2.0
Adjustment(1)	.5	.6	.5	.7
Non-GAAP Financial Measure(1)	1.7	2.2	1.8	2.7

Allowance as a percentage of the ending total loan balance:
GAAP	2.9%	3.5%	2.9%	3.5%
Adjustment(1)	1.1	1.3	1.1	1.3
Non-GAAP Financial Measure(1)	4.0%	4.8%	4.0%	4.8%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.0%	3.6%	3.0%	3.6%
Adjustment(1)	1.2	1.4	1.2	1.4
Non-GAAP Financial Measure(1)	4.2%	5.0%	4.2%	5.0%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of September 30, 2024, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2024 and 2023, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2024		As of September 30, 2023
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(13)	$28	$30	$9
Mark-to-market gains (losses) on derivative and hedging activities	66	(70)	36	(33)
Increase (decrease) in income before taxes	$53	$(42)	$66	$(24)
Increase (decrease) in net income after taxes	$41	$(32)	$51	$(18)
Increase (decrease) in diluted earnings per common share	$.38	$(.30)	$.43	$(.16)

	At September 30, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,692	$(79)	—%	$112	—%
Other earning assets	2,933	—	—	—	—
Other assets	2,980	(2)	—	68	2
Total assets gain/(loss)	$52,605	$(81)	—%	$180	—%
Liabilities
Interest-bearing liabilities	$49,152	$(243)	—%	$260	1%
Other liabilities	746	72	10	(9)	(1)
Total liabilities (gain)/loss	$49,898	$(171)	—%	$251	1%

	At December 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$52,877	$(88)	—%	$130	—%
Other earning assets	2,939	—	—	—	—
Other assets	3,609	7	—	50	1
Total assets gain/(loss)	$59,425	$(81)	—%	$180	—%
Liabilities
Interest-bearing liabilities	$55,803	$(274)	—%	$295	1%
Other liabilities	987	113	11	(67)	(7)
Total liabilities (gain)/loss	$56,790	$(161)	—%	$228	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) a portion of our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (i) having a more significant impact than item (ii) and (iii) as a result of interest rates being lower compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact than item (ii) and (iii) as a result of interest rates being lower compared to the prior period. The relative changes from the prior period are primarily the result of interest rates being lower in the current period.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2024. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.6	$—	$1.6
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.9	—	.9
Prime	monthly	3.1	—	3.1
3 month Term SOFR	quarterly	.2	1.1	(.9)
3 month Term SOFR (1)	monthly	—	.7	(.7)
1 month Term SOFR	monthly	2.1	.8	1.3
Overnight SOFR(2)	daily	29.7	30.4	(.7)
Non Discrete reset (1)	monthly	—	3.8	(3.8)
Non Discrete reset (3)	daily/weekly	2.9	.1	2.8
Fixed Rate (4)		12.8	16.6	(3.8)
Total		$53.5	$53.5	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $14.1 billion of 30-day average SOFR lookback debt and $13.7 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended September 30, 2024.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
July 1 — July 31, 2024	.8	$15.15	.8	$197
August 1 — August 31, 2024	.7	15.35	.7	$186
September 1 — September 30, 2024	.6	15.68	.6	$176
Total third-quarter 2024	2.1	$15.37	2.1

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On June 12, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2024 from June 17, 2024 to June 30, 2024. This plan terminated by its terms on July 31, 2024. On September 13, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of 5122Rule 10b5-1, pursuant to which the Company purchased the applicable shares during third-quarter 2024 from September 16, 2024 to September 30, 2024. This plan terminates by its terms on November 1, 2024.

Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
7/1/2024	40,000	$14.44	40,000	$208,448,805
7/2/2024	38,000	$14.47	38,000	$207,899,002
7/3/2024	37,000	$14.45	37,000	$207,364,385
7/5/2024	38,000	$14.28	38,000	$206,821,650
7/8/2024	38,000	$14.36	38,000	$206,275,902
7/9/2024	37,000	$14.18	37,000	$205,751,319
7/10/2024	38,000	$14.04	38,000	$205,217,853
7/11/2024	34,000	$14.74	34,000	$204,716,638
7/12/2024	40,000	$14.95	40,000	$204,118,790
7/15/2024	36,000	$15.20	36,000	$203,571,626
7/16/2024	35,000	$15.62	35,000	$203,024,891
7/17/2024	35,000	$15.62	35,000	$202,478,139
7/18/2024	39,000	$15.63	39,000	$201,868,709
7/19/2024	35,000	$15.38	35,000	$201,330,262
7/22/2024	35,000	$15.43	35,000	$200,790,139
7/23/2024	34,500	$15.52	34,500	$200,254,688
7/24/2024	33,500	$15.43	33,500	$199,737,629
7/25/2024	35,000	$15.60	35,000	$199,191,710
7/26/2024	35,000	$15.85	35,000	$198,636,907
7/29/2024	34,000	$16.02	34,000	$198,092,112
7/30/2024	33,000	$16.42	33,000	$197,550,314
7/31/2024	31,344	$16.47	31,344	$197,033,975
8/1/2024	31,491	$15.88	31,491	$196,533,996
8/2/2024	32,841	$15.22	32,841	$196,034,011
8/5/2024	34,439	$14.52	34,439	$195,534,105
8/6/2024	34,693	$14.41	34,693	$195,034,116
8/7/2024	34,676	$14.42	34,676	$194,534,137
8/8/2024	34,301	$14.58	34,301	$194,034,162
8/9/2024	34,207	$14.61	34,207	$193,534,247
8/12/2024	34,370	$14.55	34,370	$193,034,260
8/13/2024	34,070	$14.68	34,070	$192,534,280
8/14/2024	33,111	$15.10	33,111	$192,034,294
8/15/2024	32,439	$15.41	32,439	$191,534,308
8/16/2024	32,299	$15.48	32,299	$191,034,323
8/19/2024	32,000	$15.42	32,000	$190,540,883
8/20/2024	32,242	$15.51	32,242	$190,040,890
8/21/2024	32,236	$15.54	32,236	$189,539,897
8/22/2024	32,280	$15.52	32,280	$189,038,899
8/23/2024	31,309	$16.00	31,309	$188,537,911
8/26/2024	30,977	$16.17	30,977	$188,036,926
8/27/2024	31,264	$16.02	31,264	$187,535,936
8/28/2024	30,821	$16.25	30,821	$187,034,947
8/29/2024	30,526	$16.41	30,526	$186,533,951
8/30/2024	30,100	$16.64	30,100	$186,032,955
9/3/2024	30,624	$16.36	30,624	$185,531,964
9/4/2024	30,944	$16.14	30,944	$185,032,627
9/5/2024	31,181	$16.01	31,181	$184,533,395
9/6/2024	30,677	$15.91	30,677	$184,045,299
9/9/2024	31,957	$15.62	31,957	$183,546,073
9/10/2024	33,226	$15.03	33,226	$183,046,789
9/11/2024	34,410	$14.51	34,410	$182,547,497
9/12/2024	32,327	$15.48	32,327	$182,047,110
9/13/2024	31,690	$15.79	31,690	$181,546,754
9/16/2024	32,000	$15.75	32,000	$181,042,680
9/17/2024	32,000	$16.00	32,000	$180,530,696
9/18/2024	31,500	$16.07	31,500	$180,024,387
9/19/2024	32,000	$16.21	32,000	$179,505,606
9/20/2024	31,000	$16.01	31,000	$179,009,303
9/23/2024	34,000	$15.85	34,000	$178,470,443
9/24/2024	34,000	$15.54	34,000	$177,942,060
9/25/2024	34,400	$15.14	34,400	$177,421,254
9/26/2024	28,000	$15.19	28,000	$176,996,066
9/27/2024	32,000	$15.49	32,000	$176,500,446
9/30/2024	28,522	$15.61	28,522	$176,055,209
	2,144,494	$15.37	2,144,494
(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On June 12, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2024 from June 17, 2024 to June 30, 2024. This plan terminated by its terms on July 31, 2024. On September 13, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during third-quarter 2024 from September 16, 2024 to September 30, 2024. This plan terminates by its terms on November 1, 2024.

Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K, Item 408, except as described in the table below:

Name (Title)	Adoption/ Termination Date	Type of Trading Arrangement	Duration of Trading Arrangement(1)	Aggregate Number of Shares to be Purchased or Sold
Steve Hauber (Executive Vice President & Chief Administrative Officer)	July 26, 2024	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	July 26, 2024 – September 30, 2025	Up to 30,000 shares Net shares to be received upon vesting of RSU awards vesting in February 2025(2)

(1)
Trading arrangements may expire on an earlier date upon the completion of all trades under the applicable trading arrangement (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the applicable trading arrangement.
(2)
The aggregate number of shares to be sold will depend, in part, on the satisfactory completion of terms specified within the RSU agreements.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

10.1*	Agreement EX-10.1 and Release, dated as of July 31, 2024, by and between Navient Corporation and its affiliates and Mark L. Heleen.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
FFELP Loans (net of allowance for losses of $180 and $215, respectively)	$31,522	$37,925
Private Education Loans (net of allowance for losses of $471 and $617, respectively)	16,005	16,902
Investments	140	146
Cash and cash equivalents	1,143	839
Restricted cash and cash equivalents	1,650	1,954
Goodwill and acquired intangible assets, net	438	695
Other assets	2,542	2,914
Total assets	$53,440	$61,375
Liabilities
Short-term borrowings	$5,305	$4,226
Long-term borrowings	44,695	53,402
Other liabilities	746	987
Total liabilities	50,746	58,615
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 465 million and 464 million shares issued, respectively	4	4
Additional paid-in capital	3,374	3,353
Accumulated other comprehensive income (net of tax expense of $1 and $6, respectively)	3	19
Retained earnings	4,690	4,638
Total stockholders’ equity before treasury stock	8,071	8,014
Less: Common stock held in treasury at cost: 358 million and 350 million shares, respectively	(5,377)	(5,254)
Total equity	2,694	2,760
Total liabilities and equity	$53,440	$61,375

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2024	December 31, 2023
FFELP Loans	$31,322	$37,832
Private Education Loans	14,740	15,759
Restricted cash	1,631	1,937
Other assets, net	1,336	1,744
Short-term borrowings	4,174	3,634
Long-term borrowings	39,916	48,169
Net assets of consolidated variable interest entities	$4,939	$5,469

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
FFELP Loans	$591	$778	$1,861	$2,191
Private Education Loans	314	351	958	1,036
Cash and investments	43	41	129	111
Total interest income	948	1,170	2,948	3,338
Total interest expense	828	879	2,547	2,636
Net interest income	120	291	401	702
Less: provisions for loan losses	42	72	68	68
Net interest income after provisions for loan losses	78	219	333	634
Other income (loss):
Servicing revenue	13	15	48	48
Asset recovery and business processing revenue	70	85	228	240
Other income	10	5	22	15
Gain on sale of subsidiary	219	—	219	—
Gains (losses) on derivative and hedging activities, net	(36)	26	11	44
Total other income	276	131	528	347
Expenses:
Salaries and benefits	72	99	259	302
Other operating expenses	112	134	274	299
Total operating expenses	184	233	533	601
Goodwill and acquired intangible asset impairment and amortization expense	140	3	145	8
Restructuring/other reorganization expenses	18	4	35	23
Total expenses	342	240	713	632
Income before income tax expense	12	110	148	349
Income tax expense	14	31	41	93
Net income (loss)	$(2)	$79	$107	$256
Basic earnings (loss) per common share	$(.02)	$.66	$.97	$2.06
Average common shares outstanding	108	120	111	124
Diluted earnings (loss) per common share	$(.02)	$.65	$.95	$2.04
Average common and common equivalent shares outstanding	108	121	112	125
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(2)	$79	$107	$256
Net changes in cash flow hedges, net of tax(1)	(7)	(22)	(16)	(44)
Total comprehensive income (loss)	$(9)	$57	$91	$212

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	79	—	79
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22)	—	—	(22)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	57
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(19)	—	(19)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	147,497	—	147,497	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Common stock repurchased	—	(4,164,937)	(4,164,937)	—	—	—	—	(75)	(75)
Shares repurchased related to employee stock-based compensation plans	—	(13,333)	(13,333)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	463,682,278	(346,111,187)	117,571,091	$4	$3,349	$43	$4,685	$(5,183)	$2,898

Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7)	—	—	(7)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(9)
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(17)	—	(17)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	103,110	—	103,110	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Common stock repurchased	—	(2,144,494)	(2,144,494)	—	—	—	—	(33)	(33)
Shares repurchased related to employee stock-based compensation plans	—	(5,230)	(5,230)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	465,211,241	(357,847,761)	107,363,480	$4	$3,374	$3	$4,690	$(5,377)	$2,694

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	256	—	256
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44)	—	—	(44)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	212
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(59)	—	(59)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	2,594,688	—	2,594,688	—	15	—	—	—	15
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Common stock repurchased	—	(13,940,160)	(13,940,160)	—	—	—	—	(240)	(240)
Shares repurchased related to employee stock-based compensation plans	—	(1,292,875)	(1,292,875)	—	—	—	—	(24)	(24)
Other	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2023	463,682,278	(346,111,187)	117,571,091	$4	$3,349	$43	$4,685	$(5,183)	$2,898

Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	107	—	107
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16)	—	—	(16)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	91
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(53)	—	(53)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,496,193	—	1,496,193	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Common stock repurchased	—	(7,162,403)	(7,162,403)	—	—	—	—	(114)	(114)
Shares repurchased related to employee stock-based compensation plans	—	(474,621)	(474,621)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2024	465,211,241	(357,847,761)	107,363,480	$4	$3,374	$3	$4,690	$(5,377)	$2,694

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$107	$256
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of subsidiary	(219)	—
Goodwill and acquired intangible asset impairment and amortization expense	145	8
Stock-based compensation expense	17	21
Mark-to-market (gains) losses on derivative and hedging activities, net	87	(8)
Provisions for loan losses	68	68
Decrease (increase) in accrued interest receivable	341	(71)
(Decrease) in accrued interest payable	(53)	(10)
Decrease in other assets	111	56
(Decrease) increase in other liabilities	(153)	46
Total adjustments	344	110
Net cash provided by operating activities	451	366
Cash flows from investing activities
Education loans originated and acquired	(1,017)	(741)
Proceeds from payments on education loans	8,217	6,068
Other investing activities, net	—	6
Disposal of a subsidiary, net of cash disposed of	359	—
Net cash provided by investing activities	7,559	5,333
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,106	844
Borrowings collateralized by loans in trust - repaid	(8,289)	(7,813)
Asset-backed commercial paper conduits, net	(609)	485
Long-term unsecured notes issued	—	495
Long-term unsecured notes repaid	(7)	(1,302)
Other financing activities, net	(44)	(115)
Common stock repurchased	(114)	(240)
Common dividends paid	(53)	(59)
Net cash used in financing activities	(8,010)	(7,705)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(2,006)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,793	4,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,793	$2,801
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$2,531	$2,568
Income taxes paid	$31	$33
Income taxes refunds received	$(2)	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,143	$977
Restricted cash and restricted cash equivalents	1,650	1,824
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,793	$2,801

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2023 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2023 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended September 30, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$194	$493	$687
Total provision	(5)	47	42
Charge-offs:
Gross charge-offs	(9)	(85)	(94)
Expected future recoveries on current period gross charge-offs	—	11	11
Total(1)	(9)	(74)	(83)
Adjustment resulting from the change in charge-off rate(2)	—	(21)	(21)
Net charge-offs	(9)	(95)	(104)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	26	26
Allowance at end of period	$180	$471	$651
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized) (2)	.14%	1.87%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.53%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.40%
Ending total loans	$31,702	$16,476
Average loans in repayment	$25,866	$15,856
Ending loans in repayment	$25,382	$15,659

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
(2)
In third-quarter 2024, the net charge-off rate on defaulted Private Education Loans increased from 82.3% to 82.7%. This change resulted in a $21 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.
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

Three Months Ended September 30,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$211
Expected future recoveries of current period defaults	11
Recoveries (cash collected)	(10)
Charge-offs (as a result of lower recovery expectations)	(27)
End of period expected future recoveries on previously fully charged-off loans	$185
Change in balance during period	$(26)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832
Total provision	(6)	74	68
Charge-offs:
Gross charge-offs	(29)	(272)	(301)
Expected future recoveries on current period gross charge-offs	—	32	32
Total(1) (2)	(29)	(240)	(269)
Adjustment resulting from the change in charge-off rate(3)	—	(21)	(21)
Net charge-offs	(29)	(261)	(290)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	41	41
Allowance at end of period	$180	$471	$651
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized) (3)	.14%	1.98%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(3)	—%	.17%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.15%
Ending total loans	$31,702	$16,476
Average loans in repayment	$27,697	$16,265
Ending loans in repayment	$25,382	$15,659

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
(3)
In third-quarter 2024, the net charge-off rate on defaulted Private Education Loans increased from 82.3% to 82.7%. This change resulted in a $21 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.
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

Nine Months Ended September 30,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$226
Expected future recoveries of current period defaults	32
Recoveries (cash collected)	(31)
Charge-offs (as a result of lower recovery expectations)	(42)
End of period expected future recoveries on previously fully charged-off loans	$185
Change in balance during period	$(41)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

	FFELP Loan Delinquencies
	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,342		$1,557		$1,636
Loans in forbearance(2)	4,978		6,147		6,248
Loans in repayment and percentage of each status:
Loans current	21,975	86.6%	26,204	86.1%	26,566	83.2%
Loans delinquent 31-60 days(3)	948	3.7	1,193	3.9	1,481	4.6
Loans delinquent 61-90 days(3)	599	2.4	746	2.5	949	3.0
Loans delinquent greater than 90 days(3)	1,860	7.3	2,293	7.5	2,921	9.2
Total FFELP Loans in repayment	25,382	100%	30,436	100%	31,917	100%
Total FFELP Loans	31,702		38,140		39,801
FFELP Loan allowance for losses	(180)		(215)		(220)
FFELP Loans, net	$31,522		$37,925		$39,581
Percentage of FFELP Loans in repayment		80.1%		79.8%		80.2%
Delinquencies as a percentage of FFELP Loans in repayment		13.4%		13.9%		16.8%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		16.8%		16.4%

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
(2)
Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	September 30, 2024	September 30, 2023	Change
Stafford Loans	$10,168	$12,781	$(2,613)
Consolidation Loans	18,369	23,199	(4,830)
Rehab Loans	3,165	3,821	(656)
Total loans, gross	$31,702	$39,801	$(8,099)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$868	$802	$1,391	$3,448	$1,062	$7,140	$14,711	89%
Below 640	14	23	77	139	32	1,480	1,765	11
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
Loan Status:
In-school/grace/ deferment/forbearance	$58	$70	$67	$88	$18	$516	$817	5%
Current/90 days or less delinquent	823	750	1,389	3,480	1,071	7,769	15,282	93
Greater than 90 days delinquent	1	5	12	19	5	335	377	2
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
Seasoning(1):
1-12 payments	$830	$430	$29	$21	$3	$42	$1,355	8%
13-24 payments	—	337	413	63	9	55	877	6
25-36 payments	—	—	982	1,704	22	97	2,805	17
37-48 payments	—	—	—	1,754	521	180	2,455	15
More than 48 payments	—	—	—	—	531	8,081	8,612	52
Loans in-school/ grace/deferment	52	58	44	45	8	165	372	2
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
Certain Loan Modifications(2):
Modified	$—	$8	$75	$174	$55	$5,400	$5,712	35%
Non-Modified	882	817	1,393	3,413	1,039	3,220	10,764	65
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
Cosigners:
With cosigner(3)	$208	$257	$162	$84	$20	$4,630	$5,361	33%
Without cosigner	674	568	1,306	3,503	1,074	3,990	11,115	67
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
School Type:
Not-for-profit	$642	$780	$1,390	$3,377	$1,045	$7,380	$14,614	89%
For-profit	240	45	78	210	49	1,240	1,862	11
Total	$882	$825	$1,468	$3,587	$1,094	$8,620	$16,476	100%
Allowance for loan losses							(471)
Total loans, net							$16,005

Charge-Offs	$—	$(3)	$(8)	$(13)	$(3)	$(234)	$(261)	100%

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
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at September 30, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$372		$360		$365
Loans in forbearance(2)	445		363		344
Loans in repayment and percentage of each status:
Loans current	14,827	94.7%	15,935	94.9%	16,435	95.3%
Loans delinquent 31-60 days(3)	282	1.8	308	1.8	304	1.8
Loans delinquent 61-90 days(3)	173	1.1	173	1.0	176	1.0
Loans delinquent greater than 90 days(3)	377	2.4	380	2.3	334	1.9
Total loans in repayment	15,659	100%	16,796	100%	17,249	100%
Total loans	16,476		17,519		17,958
Allowance for losses	(471)		(617)		(625)
Loans, net	$16,005		$16,902		$17,333
Percentage of loans in repayment		95.0%		95.9%		96.1%
Delinquencies as a percentage of loans in repayment		5.3%		5.1%		4.7%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.8%		2.1%		2.0%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., internship periods, as well as loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of September 30, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$551	3.3%	$294	1.8%	$39	.2%

	Three Months Ended September 30, 2023
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$592	3.3%	$305	1.7%	$42	.2%

	Nine Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,511	9.2%	$770	4.7%	$108	.7%

	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,488	8.3%	$773	4.3%	$119	.7%

(1)
As of September 30, 2024 and 2023, there was $1.1 billion and $1.2 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and nine months ended September 30, 2024 and 2023, the following tables show the impact of such modification.

Three Months Ended September 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.2% to 5.5%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.4%.

Three Months Ended September 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.4% to 5.5%	Added an average 6 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 13.0% to 5.4%.

Nine Months Ended September 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.3%.

Nine Months Ended September 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.1% to 5.2%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.6% to 5.2%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Modified loans (amortized cost) (1)	$127	$65	$284	$123
Payment default (par)	$129	$67	$290	$129
Charge-offs (par)	$12	$3	$14	$5

(1)
For the three months ended September 30, 2024 and 2023, the modified loans include $96 million and $44 million, respectively, of Interest Rate Reduction, $6 million and $3 million, respectively, of Combination Rate Reduction and Term Extension, and $25 million and $18 million, respectively, of More Than Insignificant Payment Delay. For the nine months ended September 30, 2024 and 2023, the modified loans include $216 million and $78 million, respectively, of Interest Rate Reduction, $14 million and $6 million, respectively, of Combination Rate Reduction and Term Extension, and $54 million and $39 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified during the 12-month period preceding the balance sheet dates below.

(Dollars in millions)	Payment Status (Amortized Cost)
Loan Status	September 30, 2024	December 31, 2023	September 30, 2023
Loans in school/deferment	$14	$22	$16
Loans in forbearance	121	93	67
Loans current	1,969	2,199	2,039
Loans delinquent 31 - 60 days	137	160	133
Loans delinquent 61 - 90 days	64	96	61
Loans delinquent greater than 90 days	83	159	64
Total modified loans	$2,388	$2,729	$2,380

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	September 30, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,053	$4,804	$5,857	$506	$5,351	$5,857
Total unsecured borrowings	1,053	4,804	5,857	506	5,351	5,857
Secured borrowings:
FFELP Loan securitizations(1)(2)	136	29,087	29,223	59	35,626	35,685
Private Education Loan securitizations(3)	672	10,852	11,524	435	11,754	12,189
FFELP Loan ABCP facilities	1,490	75	1,565	1,854	89	1,943
Private Education Loan ABCP facilities	1,876	—	1,876	1,286	821	2,107
Other(4)	86	39	125	95	39	134
Total secured borrowings	4,260	40,053	44,313	3,729	48,329	52,058
Total before hedge accounting adjustments	5,313	44,857	50,170	4,235	53,680	57,915
Hedge accounting adjustments	(8)	(162)	(170)	(9)	(278)	(287)
Total	$5,305	$44,695	$50,000	$4,226	$53,402	$57,628

(1)
Includes $136 million and $59 million of short-term debt and $0 and $122 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of September 30, 2024 and December 31, 2023, respectively.
(2)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.2 billion as of September 30, 2024 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2029 and 2038. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(3)
Includes $672 million and $435 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of September 30, 2024 and December 31, 2023, respectively.
(4)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2024 and December 31, 2023, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$136	$29,087	$29,223	$29,785	$1,189	$1,257	$32,231
Private Education Loan securitizations	672	10,852	11,524	12,567	330	111	13,008
FFELP Loan ABCP facilities	1,490	75	1,565	1,537	61	68	1,666
Private Education Loan ABCP facilities	1,876	—	1,876	2,173	51	64	2,288
Total before hedge accounting adjustments	4,174	40,014	44,188	46,062	1,631	1,500	49,193
Hedge accounting adjustments	—	(98)	(98)	—	—	(164)	(164)
Total	$4,174	$39,916	$44,090	$46,062	$1,631	$1,336	$49,029

	December 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$59	$35,626	$35,685	$35,935	$1,441	$1,673	$39,049
Private Education Loan securitizations	435	11,754	12,189	13,396	350	119	13,865
FFELP Loan ABCP facilities	1,854	89	1,943	1,897	77	92	2,066
Private Education Loan ABCP facilities	1,286	821	2,107	2,363	69	50	2,482
Total before hedge accounting adjustments	3,634	48,290	51,924	53,591	1,937	1,934	57,462
Hedge accounting adjustments	—	(121)	(121)	—	—	(190)	(190)
Total	$3,634	$48,169	$51,803	$53,591	$1,937	$1,744	$57,272

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

4. Business Combinations, Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

(Dollars in millions)	As of September 30, 2024	As of December 31, 2023
Federal Education Loans reportable segment:
FFELP Loans	$227	$227
Federal Education Loan Servicing	5	5
Total	232	232
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	106	106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Business Processing reportable segment:
Government Services	—	136
Healthcare Services	—	106
Total	—	242
Total goodwill	$428	$670

We last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units as of October 1, 2022. During the third quarter of 2024, we assessed relevant qualitative factors associated with the FFELP Loans and Government Services reporting units to determine whether it was "more-likely-than-not” that the fair value of these reporting units was less than their carrying values. Based on this qualitative assessment, we performed a quantitative impairment test to determine whether the fair values of these reporting units exceed their carry values. Based on the current performance of and economic environment impacting the other reporting units with goodwill as illustrated in the table above, we determined that neither a qualitative nor a quantitative interim impairment test was warranted to test goodwill associated with these reporting units.

For the FFELP Loans reporting unit, goodwill will be impaired at some point in the future due to the runoff nature of the portfolio although the timing of impairment remains uncertain. As a result of elevated prepayments experienced in the first nine months of 2024 (primarily as a result of ED's proposed debt relief regulations), the runoff nature of the portfolio and the passage of time, we performed a quantitative impairment test by engaging an independent appraiser to estimate the fair value of the reporting unit. The independent appraiser used an income approach to estimate the fair value of the reporting unit measuring the value of future economic benefit determined based on the reporting unit’s discounted cash flows derived from our portfolio cash flow projections.

Under our guidance, the third-party appraisal firm developed the discount rate for the reporting unit incorporating such factors as the risk-free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the reporting unit. The discount rate reflects market-based estimates of capital costs and is adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of the reporting unit. We reviewed and approved the discount rate provided by the third-party appraiser including the factors incorporated to develop the discount rate for the FFELP Loans reporting unit.

FFELP Loans goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows would result in partial impairment of FFELP goodwill in 2025 earlier than previously estimated (as previously disclosed in our 2023 Form 10-K), and impairment may be accelerated into the fourth quarter of 2024 if elevated prepayment rates continue or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

4. Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

With respect to the Government Services reporting unit, in the second half of September 2024, we were informed a contract that represented a significant portion of Government Services income would not be renewed in 2025. In addition, a federal program which is a significant part of a Government Services contract remained unfunded during the third quarter. There has been increased uncertainty as to when or if there will be congressional approval to fund this program which would result in the resumption of services provided by Government Services under this contract. These two events in September 2024 resulted in a significant decline in the estimated fair value of the reporting unit. Based on active discussions with potential buyers of the Government Services business and their indication of a potential purchase price, Navient concluded that Government Services’ $138 million of goodwill and acquired intangible assets were fully impaired. The remaining net book value of the Government Services reporting unit after the impairment was approximately $50 million as of September 30, 2024.

As it relates to our Business Processing Healthcare Services reporting unit, on September 19, 2024, Navient completed the sale of its membership interest in Xtend, LLC, which comprised the Company's healthcare services business, resulting in a $219 million gain on sale. As a result, $112 million of goodwill and acquired intangible assets were a part of our basis in this entity, and these assets were therefore removed from our balance sheet upon the sale.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of September 30, 2024			As of December 31, 2023
(Dollars in millions)	Cost Basis	Accumulated Impairment and Amortization(3)(4)	Net	Cost Basis(3)	Accumulated Impairment and Amortization(3)(4)	Net
Customer, services and lending relationships(1)	$139	$(138)	$1	$218	$(212)	$6
Software and technology(1)(2)	93	(88)	5	119	(110)	9
Trade names and trademarks(1)(2)	13	(9)	4	40	(30)	10
Total acquired intangible assets	$245	$(235)	$10	$377	$(352)	$25

(1)
The Company’s sale of our healthcare services business in September 2024 resulted in the removal of $6 million in customer relationship, developed technology, and tradename assets.
(2)
During September 2024, $1 million of government services developed technology and tradename assets were impaired as a result of certain events that took place in mid-September 2024 as described above.
(3)
Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.
(4)
We recorded amortization of acquired intangible assets of $2 million and $3 million in the three months ended September 30, 2024 and 2023, respectively, and $7 million and $10 million in the nine months ended September 30, 2024 and 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $3 million, $4 million, $2 million, and $1 million in 2025, 2026, 2027 and after 2027, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$60	$55	$—	$—	$60	$55
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	60	55	—	—	60	55
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	(1)	—	(1)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(164)	(189)	—	—	(164)	(189)
Total derivative liabilities(2)		—	—	(164)	(189)	—	(1)	(164)	(190)
Net total derivatives		$—	$—	$(104)	$(134)	$—	$(1)	$(104)	$(135)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Gross position	$60	$55	$(164)	$(190)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	60	55	(164)	(190)
Cash collateral (held) pledged	(55)	(60)	29	46
Net position	$5	$(5)	$(135)	$(144)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2024		As of December 31, 2023
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$992	$(7)	$490	$(9)
Long-term borrowings	$4,757	$(165)	$5,341	$(281)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk and also reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023	Sep 30, 2024	Dec 31, 2023
Notional Values:
Interest rate swaps	$1.0	$2.2	$4.6	$4.6	$1.9	$1.9	$7.5	$8.7
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	1.4	1.6	—	—	1.4	1.6
Total derivatives	$1.0	$2.2	$6.0	$6.2	$1.9	$1.9	$8.9	$10.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$135	$(65)	$87	$(66)
Gains (losses) recognized in net income on hedged items	(146)	68	(96)	53
Net fair value hedge ineffectiveness gains (losses)	(11)	3	(9)	(13)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	59	(15)	26	4
Gains (losses) recognized in net income on hedged items	(58)	31	(22)	(14)
Net fair value hedge ineffectiveness gains (losses)	1	16	4	(10)
Total fair value hedges(1)(2)	(10)	19	(5)	(23)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(36)	26	11	44
Floor income contracts	—	—	—	—
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	(36)	26	11	44
Mark-to-market gains (losses) recognized	$(46)	$45	$6	$21

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Total gains (losses) on cash flow hedges	$(1)	$4	$3	$19
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(6)	(26)	(19)	(63)
Net changes in cash flow hedges, net of tax	$(7)	$(22)	$(16)	$(44)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2024	December 31, 2023
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$55	$60
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$55	$60
Derivative asset at fair value including accrued interest	$59	$62
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$29	$46
Total collateral pledged	$29	$46
Derivative liability at fair value including accrued interest and premium receivable	$170	$197

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At September 30, 2024 and December 31, 2023, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $7 million and $6 million, respectively. The trusts are not required to post collateral to the counterparties. At September 30, 2024 and December 31, 2023, the net positive exposure on swaps in securitization trusts was $0 million and $0 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2024	December 31, 2023
Accrued interest receivable	$1,740	$2,081
Benefit and insurance-related investments	457	460
Income tax asset, net	116	122
Derivatives at fair value	60	55
Accounts receivable	57	101
Fixed assets	54	62
Other	58	33
Total	$2,542	$2,914

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

7. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2024	2023	2024	2023
Common stock repurchased(1)	2.1	4.2	7.2	13.9
Common stock repurchased (in dollars)(1)	$33	$75	$114	$240
Average purchase price per share(1)	$15.37	$18.01	$15.91	$17.22
Remaining common stock repurchase authority(1)	$176	$360	$176	$360
Shares repurchased related to employee stock- based compensation plans(2)	—	—	.5	1.3
Average purchase price per share(2)	$—	$—	$16.04	$18.44
Common shares issued(3)	.1	.1	1.5	2.6
Dividends paid	$17	$19	$53	$59
Dividends per share	$.16	$.16	$.48	$.48

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2024 was $15.59.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(2)	$79	$107	$256
Denominator:
Weighted average shares used to compute basic EPS	108	120	111	124
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	—	1	1	1
Dilutive potential common shares(2)	—	1	1	1
Weighted average shares used to compute diluted EPS	108	121	112	125
Basic earnings (loss) per common share	$(.02)	$.66	$.97	$2.06
Diluted earnings (loss) per common share	$(.02)	$.65	$.95	$2.04

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended September 30, 2024 and 2023, securities covering approximately 2 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

During the three and nine months ended September 30, 2024, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third-quarters of 2024 and 2023, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	September 30, 2024				December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$60	$—	$60	$—	$55	$—	$55
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	60	—	60	—	55	—	55
Total	$—	$60	$—	$60	$—	$55	$—	$55
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(164)	(164)	—	—	(189)	(189)
Total derivative liabilities(2)	—	—	(164)	(164)	—	—	(190)	(190)
Total	$—	$—	$(164)	$(164)	$—	$—	$(190)	$(190)

(1)
Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)
See "Note 5 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)
Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2024				2023
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(222)	$—	$(223)	$(2)	$(234)	$—	$(236)
Total gains/(losses):
Included in earnings(1)	—	49	—	49	1	(27)	—	(26)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	9	—	9	—	11	—	11
Transfers in and/or out of level 3	1	—	—	1	—	—	—	—
Balance, end of period	$—	$(164)	$—	$(164)	$(1)	$(250)	$—	$(251)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$58	$—	$58	$1	$(16)	$—	$(15)

	Nine Months Ended September 30,
	2024				2023
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(189)	$—	$(190)	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	—	(3)	—	(3)	1	(33)	—	(32)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	28	—	28	—	36	—	36
Transfers in and/or out of level 3	1	—	—	1	—	—	—	—
Balance, end of period	$—	$(164)	$—	$(164)	$(1)	$(250)	$—	$(251)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$25	$—	$25	$1	$3	$—	$4

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Gains (losses) on derivative and hedging activities, net	$—	$1	$—	$1
Interest expense	49	(27)	(3)	(33)
Total	$49	$(26)	$(3)	$(32)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2024	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(164)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(164)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$30,901	$31,522	$(621)	$36,590	$37,925	$(1,335)
Private Education Loans	15,791	16,005	(214)	16,287	16,902	(615)
Cash and investments	2,933	2,933	—	2,939	2,939	—
Total earning assets	49,625	50,460	(835)	55,816	57,766	(1,950)
Interest-bearing liabilities
Short-term borrowings	5,320	5,305	(15)	4,237	4,226	(11)
Long-term borrowings	43,832	44,695	863	51,566	53,402	1,836
Total interest-bearing liabilities	49,152	50,000	848	55,803	57,628	1,825
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	60	60	—	54	54	—
Cross-currency interest rate swaps	(164)	(164)	—	(189)	(189)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$13			$(125)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

10. Commitments, Contingencies and Guarantees

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

10. Commitments, Contingencies and Guarantees (Continued)

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable. As of June 30, 2024, the contingency loss liability was $105 million. Navient reached an agreement to settle the CFPB lawsuit in September 2024. While we do not agree with the CFPB’s allegations, this resolution is consistent with our go-forward activities and is an important positive milestone in our transformation of the Company. As part of the settlement, pursuant to which the Company did not admit to any wrongdoing, Navient agreed to pay $120 million, which includes a $100 million payment that will be used by the CFPB to make payments to certain borrowers as determined by the CFPB, in addition to a $20 million penalty. In light of the contingency loss liability established in the amount of $105 million as of June 30, 2024, there was an additional $18 million of contingency expense recorded in third-quarter 2024. The $120 million was paid prior to September 30, 2024. The settlement prohibits Navient from servicing federal student loans (other than in the role as master servicer of Navient’s FFELP Loan portfolio), and further prohibits Navient from purchasing any FFELP Loans in the future. These restrictions are not expected to have a material impact on Navient’s business as Navient had already exited its Direct loan servicing contract with the Department of Education in 2021, and entered into an agreement with MOHELA to service Navient’s FFELP Loan portfolio in May 2024. It is not anticipated that the other requirements of the settlement will impact Navient’s go-forward business plans or operations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

10. Commitments, Contingencies and Guarantees (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

11. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	43	43	—	57	57
Healthcare services	—	27	27	—	28	28
Total	$—	$70	$70	$—	$85	$85

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	140	140	—	149	149
Healthcare services	—	88	88	—	91	91
Total	$—	$228	$228	$—	$240	$240

Revenue by Client Type

	Three Months Ended September 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$6	$6	$—	$20	$20
Guarantor agencies	—	—	—	—	—	—
State and local government	—	19	19	—	17	17
Tolling authorities	—	18	18	—	20	20
Hospitals and other healthcare providers	—	27	27	—	28	28
Total	$—	$70	$70	$—	$85	$85

	Nine Months Ended September 30,
	2024			2023
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$35	$35	$—	$43	$43
Guarantor agencies	—	—	—	—	—	—
State and local government	—	54	54	—	52	52
Tolling authorities	—	51	51	—	54	54
Hospitals and other healthcare providers	—	88	88	—	91	91
Total	$—	$228	$228	$—	$240	$240

As of September 30, 2024 and September 30, 2023, there was $41 million and $88 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2024	December 31, 2023
FFELP Loans, net	$31,522	$37,925
Cash and investments(1)	1,250	1,520
Other	1,829	2,128
Total assets	$34,601	$41,573

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2024	December 31, 2023
Private Education Loans, net	$16,005	$16,902
Cash and investments(1)	444	497
Other	565	577
Total assets	$17,014	$17,976

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

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
•
Healthcare: This business was sold on September 19, 2024.

At September 30, 2024 and December 31, 2023, the Business Processing segment had total assets of $95 million and $380 million, respectively.

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

At September 30, 2024 and December 31, 2023, the Other segment had total assets of $1.7 billion and $1.4 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$905					$591	$314	$—	$—
Cash and investments	43					25	6	—	12
Total interest income	948					616	320	—	12
Total interest expense	828					576	198	—	34
Net interest income (loss)	120	$8	$12	$20	$140	40	122	—	(22)
Less: provisions for loan losses	42				42	(5)	47	—	—
Net interest income (loss) after provisions for loan losses	78					45	75	—	(22)
Other income (loss):
Servicing revenue	13					11	2	—	—
Asset recovery and business processing revenue	70					—	—	70	—
Other revenue	(26)					—	—	—	10
Gain on sale of subsidiary	219					—	—	219	—
Total other income (loss)	276	(8)	44	36	312	11	2	289	10
Expenses:
Direct operating expenses	121					20	44	57	—
Unallocated shared services expenses	63					—	—	—	63
Operating expenses	184	—	—	—	184	20	44	57	63
Goodwill and acquired intangible asset impairment and amortization	140	—	(140)	(140)	—	—	—	—	—
Restructuring/other reorganization expenses	18	—	—	—	18	—	—	—	18
Total expenses	342	—	(140)	(140)	202	20	44	57	81
Income (loss) before income tax expense (benefit)	12	—	196	196	208	36	33	232	(93)
Income tax expense (benefit)(2)	14	—	34	34	48	9	6	54	(21)
Net income (loss)	$(2)	$—	$162	$162	$160	$27	$27	$178	$(72)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$20	$—	$20
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	(140)	(140)
Total Core Earnings adjustments to GAAP	$56	$140	196
Income tax expense (benefit)			34
Net income (loss)			$162

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

	Nine Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,819					$1,861	$958	$—	$—
Cash and investments	129					75	20	—	34
Total interest income	2,948					1,936	978	—	34
Total interest expense	2,547					1,810	597	—	102
Net interest income (loss)	401	$28	$10	$38	$439	126	381	—	(68)
Less: provisions for loan losses	68				68	(6)	74	—	—
Net interest income (loss) after provisions for loan losses	333					132	307	—	(68)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	228					—	—	228	—
Other revenue	33					5	1	—	16
Gain on sale of subsidiary	219					—	—	219	—
Total other income (loss)	528	(28)	17	(11)	517	44	10	447	16
Expenses:
Direct operating expenses	351					53	110	188	—
Unallocated shared services expenses	182					—	—	—	182
Operating expenses	533	—	—	—	533	53	110	188	182
Goodwill and acquired intangible asset impairment and amortization	145	—	(145)	(145)	—	—	—	—	—
Restructuring/other reorganization expenses	35	—	—	—	35	—	—	—	35
Total expenses	713	—	(145)	(145)	568	53	110	188	217
Income (loss) before income tax expense (benefit)	148	—	172	172	320	123	207	259	(269)
Income tax expense (benefit)(2)	41	—	33	33	74	28	47	60	(61)
Net income (loss)	$107	$—	$139	$139	$246	$95	$160	$199	$(208)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$38	$—	$38
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(145)	(145)
Total Core Earnings adjustments to GAAP	$27	$145	172
Income tax expense (benefit)			33
Net income (loss)			$139

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2024 and for the three and nine months ended

September 30, 2024 and 2023 is unaudited)

12. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
GAAP net income (loss)	$(2)	$79	$107	$256
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	56	(37)	27	7
Net impact of goodwill and acquired intangible assets(2)	140	3	145	8
Net tax effect(3)	(34)	12	(33)	7
Total Core Earnings adjustments to GAAP	162	(22)	139	22
Core Earnings net income	$160	$57	$246	$278

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 30, 2024

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	48-89

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41-44

Item 4.	Controls and Procedures	46

Part II. Other Information

Item 1.	Legal Proceedings	40, 78

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		90