Form 10-K
period 2024-12-31
NAVIENT CORP
filed 2025-02-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36228

Navient Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4054283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13865 Sunrise Valley Drive, Herndon, Virginia 20171	(703) 810-3000
(Address of Principal Executive Offices) (Zip Code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	NAVI	The NASDAQ Global Select Market
6% Senior Notes due December 15, 2043	JSM	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	None	The NASDAQ Global Select Market

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 was $1.1 billion (based on closing sale price of $14.56 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2025, there were 102,276,303 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2025 Proxy Statement”) relating to the Registrant’s 2025 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “assume,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to the following:

•
general economic conditions, including the potential impact of inflation and interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
•
increased defaults on education loans held by us;
•
unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations or the timing of the execution and implementation of current laws, rules or regulations or future laws, executive orders or other policy initiatives that operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs which may increase or decrease the prepayment rates on education loans and accelerate or slow down the repayment of the bonds in our securitization trusts;
•
a reduction in our credit ratings;
•
changes to applicable laws, rules, regulations and government policies, as well as changing regulatory and governmental oversight;
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
•
our current or previous work with government clients exposes us to additional risks inherent in the government contracting environment;
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

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) provides technology-enabled education finance solutions that help millions of people achieve success. Our customer-focused, data-driven services deliver exceptional results for clients. Learn more at Navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own and manage a portfolio of $30.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $15.7 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In 2024, we originated approximately $1.4 billion of Private Education Loans.

•
Business Processing

Navient previously provided both healthcare and government business processing services. Our healthcare services business was sold in September 2024 and our government services business was sold in February 2025, marking the end of Navient providing business processing solutions. See "Recent Business Developments" for more detail.

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

Our 2024 results continue to demonstrate the strength of our balance sheet, credit risk management and underwriting of high-quality Private Education Loans with attractive economics.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At December 31, 2024, $111 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.1% and our Adjusted Tangible Equity Ratio(1) was 10.0% as of December 31, 2024.

(Dollars and shares in millions)	2024	2023
Shares repurchased	11.5	18.0
Reduction in shares outstanding	9%	13%
Total repurchases in dollars	$179	$310
Dividends paid	$70	$78
Total Capital Returned(2)	$249	$388
GAAP equity-to-asset ratio	5.1%	4.5%
Adjusted Tangible Equity Ratio(1)	10.0%	8.2%

Commitment to Corporate Social Responsibility and Compliance

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

We are committed to contributing to the social and economic well being of our communities; fostering the success of our customers; supporting a culture of integrity and inclusion in our workforce; and embracing sustainable business practices. Navient has earned recognition from a variety of leading organizations for our continued commitment to social responsibility. Our employees are engaged in our communities through company-sponsored volunteering and philanthropic programs.

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions as follows:

•
Adopt a variable, outsourced servicing model. We entered into an outsourcing agreement in May 2024 that transitions our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. This transaction creates a variable cost structure for the servicing of our student loan portfolios and provides attractive unit economics across a wide range of servicing volume scenarios. As part of the agreement, as of July 1, 2024, MOHELA began servicing our portfolio with nearly 900 employees transferring to MOHELA. In October 2024, we largely completed the borrower transition after a multi-stage communication strategy which was designed to educate borrowers in advance of the transition. Borrowers will continue to use the same account numbers, phone numbers, payment plans, and other details. We will oversee the high service level standards contained in the servicing agreement.
•
Explore strategic options for the business processing segment, including potential divestment. We previously launched a process to explore divesting our business processing segment. Through various subsidiary brands, this segment provides high-quality business processing services to a variety of government and healthcare clients, including toll-road authorities, state revenue divisions, and federal agencies. In conjunction with the decision to outsource student loan servicing, exploring options for the business processing segment increases the opportunities for shared cost reduction. In September 2024, we completed the sale of our equity interests in Xtend, which comprised the Company's healthcare services business in its Business Processing segment for $369 million resulting in a $219 million gain on sale. In February 2025, Navient completed the sale of its equity interests in its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment. During the fourth quarter of 2024, our government services businesses met the criteria for held for sale classification, resulting in a $28 million loss being recognized as a result of adjusting the basis to the estimated sales price.
•
Streamline shared services infrastructure and corporate footprint. As we implement the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $39 million of restructuring and other reorganization charges recognized in 2024 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort.

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

Navient’s portfolio of FFELP Loans as of December 31, 2024 was $31 billion. We expect this portfolio to have an amortization period in excess of 15 years, with an 8-year remaining weighted average life. The segment net interest margin was 0.45% in 2024. Our goal is to support customers to successfully pay off their loans while optimizing the performance of our FFELP Loan portfolio. As of December 31, 2024, approximately 89% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

Through our Earnest and NaviRefi brands, our refinancing loan products enable borrowers to refinance their student loans at lower interest rates. At December 31, 2024, Navient held $8 billion of Private Education Refinance Loans, with originations increasing 60% from $647 million in 2023 to $1.0 billion in 2024. Our Earnest in-school Private Education Loan product offers consumer-friendly features to college students and their cosigners who need additional funding to pursue higher education. We also offer a parent loan to help parents, guardians, or sponsors cover the cost of a child’s education. In-school originations increased 13% from $324 million in 2023 to $366 million in 2024.

(Dollars in millions)	2022	2023	2024
Refinance loan originations	$1,680	$647	$1,034
In-school loan originations	$322	$324	$366
Total loan originations	$2,002	$971	$1,400

Navient’s total portfolio of Private Education Loans as of December 31, 2024 was $15.7 billion. We expect the portfolio to have an amortization period in excess of 15 years, with a 5-year remaining weighted average life. The segment net interest margin was 2.87% in 2024. Our goal is to support our customers to successfully pay off their loans, while optimizing the performance of our Private Education Loan portfolio.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2024, approximately 68% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

In September 2024, Navient completed the sale of its equity interests in Xtend, which comprised the Company's healthcare services business in its Business Processing segment for $369 million resulting in a $219 million gain on sale. In February 2025, Navient completed the sale of its equity interests in its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment. During the fourth quarter of 2024, our government services businesses met the criteria for held for sale classification, resulting in a $28 million loss being recognized as a result of adjusting the basis to the estimated sales price.

Prior to the sale of its healthcare and government services businesses, Navient provided business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. We leveraged the same expertise and intelligent tools we use to deliver successful results for portfolios we own. Our support enabled our clients to ensure better constituent outcomes, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients included:

•
Government: We offered our solutions to federal agencies, state governments, tolling and parking authorities, and other public sector clients.
•
Healthcare: Our clients included hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

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

Employee Engagement, Inclusion and Development. Navient leverages a variety of resources and approaches to assess employee engagement, including periodic formal employee engagement surveys, and works to build a strong team through career development and succession planning.

•
Maintaining strong employee engagement is a priority for Navient, enabling us to better understand and increase employee morale, satisfaction, and engagement. We complete a rigorous review of results for each business unit and division, use action planning teams to analyze and interpret results, and address areas of opportunity to improve engagement and retention.
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

Navient maintains a workplace where employees are welcomed and respected for who they are as individuals. Navient employees lead and participate in various programs and initiatives that promote inclusion and the awareness of our unique and individual employee base. Our voluntary, staff-led Employee Resource Groups enable individuals to connect based on their common interests, develop leadership opportunities, and promote a culture of inclusion and opportunity for all. To attract potential employees from a variety of backgrounds and perspectives, Navient markets open positions through numerous job boards, extensive national, state, and community-based alliances, and job banks across the country.

Navient has been recognized by the Human Rights Campaign via its Corporate Equality Index; is a member of the Veterans Jobs Mission; and has been recognized as a Military Friendly Employer and Military Friendly Spouse Employer. We are committed to ensuring each of our employees feels welcomed, valued, and included, and can bring their whole selves to work so they can contribute in a meaningful way. We believe that being deliberately inclusive creates a unique and highly engaged workforce that drives positive Company performance. We fuel innovation and growth by providing opportunities for employees with varying perspectives and backgrounds to come together and work toward new solutions to enhance the financial success of our customers, and we provide compassionate, personalized service with a workforce that reflects and understands the individual needs of our customer base.

Team Size. As of December 31, 2024, we had approximately 2,100 employees. None of our employees are covered by collective bargaining agreements.

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

The objective of this discussion and analysis is to allow investors to view the Company from management’s perspective. Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2024 versus 2023 results. Discussion and analysis of 2023 results compared to 2022 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 26, 2024, which is incorporated herein by reference.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
GAAP Basis
Net income	$131	$228	$645
Diluted earnings per common share	$1.18	$1.85	$4.49
Weighted average shares used to compute diluted earnings per share	111	123	144
Return on assets	.24%	.36%	.87%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders' equity	5%	8%	22%
Dividend payout ratio	54%	35%	14%
Average equity/average assets	4.82%	4.43%	3.78%
Total assets	$51,789	$61,375	$70,795
Total borrowings	$48,318	$57,628	$66,896
Total Navient Corporation stockholders' equity	$2,641	$2,760	$2,977
Book value per common share	$25.63	$24.32	$22.86

Core Earnings Basis(1)
Net income(1)	$221	$303	$458
Diluted earnings per common share(1)	$2.00	$2.45	$3.19
Weighted average shares used to compute diluted earnings per share	111	123	144
Net interest margin, Federal Education Loans segment	.45%	1.12%	1.01%
Net interest margin, Consumer Lending segment	2.87%	3.04%	2.81%
Return on assets	.41%	.48%	.62%

Education Loan Portfolios
Ending FFELP Loans, net	$30,852	$37,925	$43,525
Ending Private Education Loans, net	15,716	16,902	18,725
Ending total education loans, net	$46,568	$54,827	$62,250
Average FFELP Loans	$33,946	$41,191	$49,183
Average Private Education Loans	16,809	18,463	20,524
Average total education loans	$50,755	$59,654	$69,707

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

2024 GAAP net income was $131 million ($1.18 diluted earnings per share), compared with $228 million ($1.85 diluted earnings per share) in 2023. See “Results of Operations — GAAP Comparison of 2024 Results with 2023” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2024 Core Earnings net income was $221 million ($2.00 diluted Core Earnings per share), compared with $303 million ($2.45 diluted Core Earnings per share) in 2023. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a net increase to pre-tax income of $43 million ($0.30 diluted earnings per share), comprised of the following significant items:

•
A net gain on sale of subsidiaries of $191 million ($1.33 diluted earnings per share) as a result of the $219 million gain on sale of our healthcare services business in the third quarter and the $28 million loss in the fourth quarter as a result of our government services subsidiaries meeting the criteria to be classified as held for sale with the basis of the government services subsidiaries being written down to the lower of their carrying value or their estimated fair value less cost to sell, which amount was equal to the estimated sales price. We completed the sale of our government services businesses in February 2025.
•
$43 million ($0.30 diluted loss per share) of regulatory-related expenses, primarily related to the $120 million settlement agreement entered into with the CFPB in September 2024.
•
$39 million ($0.27 diluted loss per share) of restructuring expenses, primarily related to the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.
•
$39 million ($0.27 diluted loss per share) of Private Education Loan provision for loan losses related to lowering the expected recovery rate on defaulted loans.
•
$27 million ($0.19 diluted loss per share) of additional loan premium amortization expense, a non-cash reduction to net interest income, as a result of FFELP Loan prepayments increasing $2.3 billion, from $3.1 billion in 2023 to $5.4 billion in 2024.

GAAP also included $138 million of goodwill impairment recognized related to our government services business. Core Earnings excludes goodwill and intangible asset impairment and amortization.

Financial highlights of 2024 include:

Federal Education Loans segment:

•
Net income of $105 million.
•
Net interest margin of 0.45%.
•
FFELP Loan prepayments of $5.4 billion compared to $3.1 billion in 2023.
•
Successfully outsourced our servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises.

Consumer Lending segment:

•
Net income of $196 million.
•
Net interest margin of 2.87%.
•
Originated $1.4 billion of Private Education Loans.
•
Successfully outsourced our servicing, as noted above. The Earnest team continues to provide customer service for Earnest and NaviRefi clients.

Business Processing segment:

•
Fee revenue of $271 million.
•
Completed the sale of our healthcare services business for $369 million cash on September 19, 2024, at a gain of $219 million. During the fourth quarter of 2024, our government services businesses met the criteria for held for sale classification, resulting in a $28 million loss being recognized as a result of adjusting the basis to the estimated sales price. In February 2025, we completed the sale of our government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.1% and adjusted tangible equity ratio(1) of 10.0%.
•
Repurchased $179 million of common shares. $111 million common share repurchase authority remains outstanding.
•
Paid $70 million in common stock dividends.
•
Issued $728 million of asset-backed securities and retired $500 million of unsecured debt.

Operating Expenses:

•
Operating expenses of $637 million, excluding $43 million of regulatory-related expenses.

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in millions, except per share amounts)	2024	2023	2022	$	%	$	%
Interest income
FFELP Loans	$2,396	$2,897	$1,966	$(501)	(17)%	$931	47%
Private Education Loans	1,259	1,369	1,195	(110)	(8)	174	15
Cash and investments	154	153	62	1	1	91	147
Total interest income	3,809	4,419	3,223	(610)	(14)	1,196	37
Total interest expense	3,273	3,557	2,102	(284)	(8)	1,455	69
Net interest income	536	862	1,121	(326)	(38)	(259)	(23)
Less: provisions for loan losses	113	123	79	(10)	(8)	44	56
Net interest income after provisions for loan losses	423	739	1,042	(316)	(43)	(303)	(29)
Other income (loss):
Servicing revenue	54	64	77	(10)	(16)	(13)	(17)
Asset recovery and business processing revenue	271	321	336	(50)	(16)	(15)	(4)
Other income	30	21	32	9	43	(11)	(34)
Gain on sale of subsidiaries, net	191	—	—	191	100	—	—
Losses on debt repurchases	—	(8)	—	8	(100)	(8)	100
Gains (losses) on derivative and hedging activities, net	70	11	171	59	536	(160)	(94)
Total other income	616	409	616	207	51	(207)	(34)
Expenses:
Operating expenses	680	800	776	(120)	(15)	24	3
Goodwill and acquired intangible assets impairment and amortization expense	146	10	19	136	1,360	(9)	(47)
Restructuring/other reorganization expenses	39	25	36	14	56	(11)	(31)
Total expenses	865	835	831	30	4	4	—
Income before income tax expense	174	313	827	(139)	(44)	(514)	(62)
Income tax expense	43	85	182	(42)	(49)	(97)	(53)
Net income	$131	$228	$645	$(97)	(43)%	$(417)	(65)%
Basic earnings per common share	$1.20	$1.87	$4.54	$(.67)	(36)%	$(2.67)	(59)%
Diluted earnings per common share	$1.18	$1.85	$4.49	$(.67)	(36)%	$(2.64)	(59)%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

GAAP Comparison of 2024 Results with 2023

For the year ended December 31, 2024, net income was $131 million, or $1.18 diluted earnings per common share, compared with net income of $228 million, or $1.85 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $326 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios. In particular, the FFELP Loan portfolio experienced a $2.3 billion increase in prepayments ($5.4 billion in 2024 compared with $3.1 billion in 2023), primarily as a result of the Department of Education’s proposed debt relief regulations. The current period’s increase in prepayments resulted in the write-off of an additional $27 million of loan premium compared to 2023. Additionally, the year-ago period had a $48 million benefit related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the FFELP Loan portfolio. These two items resulted in premium amortization being $75 million higher in 2024 compared to 2023. There was also a decrease in net interest income due to the maturity of Floor Income hedges related to the FFELP Loan portfolio as well as the impact of increasing interest rates on the different index resets for the FFELP Loan assets and debt. These decreases were partially offset by a $51 million increase in mark-to-market gains on fair value hedges recorded in interest expense.
•
Provisions for loan losses decreased $10 million, from $123 million to $113 million:
o
The provision for FFELP Loan losses decreased $55 million from $56 million to $1 million.
o
The provision for Private Education Loan losses increased $45 million from $67 million to $112 million.

The provision for FFELP Loan losses of $1 million in the current period was primarily the result of an increase in delinquency balances partially offset by elevated prepayment activity over the prior year. The provision of $56 million in the year-ago period was primarily a result of the continued extension of the FFELP Loan portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.

The provision for Private Education Loan losses of $112 million in the current period included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision of $67 million in the year-ago period included $(67) million in connection with the adoption of Accounting Standards Update (ASU) No. 2022-02, "Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures," $25 million in connection with loan originations, $35 million related to internal policy changes made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to lowering the expected recovery rate on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build.

•
Asset recovery and business processing revenue decreased $50 million primarily as a result of the sale of our healthcare services business in the third quarter ($33 million of the decrease), as well as a decrease in our government services revenue primarily related to congressional funding not being approved to continue performing services under a particular contract.
•
The $191 million net gain on sale of subsidiaries in the current period was a result of the $219 million gain on sale of our healthcare services business in the third quarter and the $28 million loss in the fourth quarter as a result of our government services subsidiaries meeting the criteria to be classified as held for sale, resulting in the basis of the government services subsidiaries being written down to the lower of their carrying value or their estimated fair value less cost to sell, which amount was equal to the estimated sales price. In February 2025, Navient completed the sale of its government services businesses for net consideration of $44 million.
•
Losses on debt repurchases decreased $8 million. We repurchased $850 million of debt at an $8 million loss in 2023. There were no debt repurchases in the current period.
•
Net gains on derivative and hedging activities increased $59 million primarily due to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $120 million primarily due to a $57 million decrease in the business processing segment expenses primarily as a result of the sale of our healthcare services business in the third quarter ($33 million of the decrease) and the government services contract discussed above. In addition, there was a $37 million decrease in regulatory costs primarily related to CFPB matters, as well as lower in-school loan marketing spend as a result of improved marketing efficiencies.

•
Goodwill and acquired intangible asset impairment and amortization expense increased by $136 million as a result of a $138 million impairment recognized in the third quarter related to our government services business. The impairment was recognized primarily as a result of being informed in September 2024 that a contract that represents a significant portion of Government Services net income would not be renewed in 2025. In addition, a federal program which is a significant part of a Government Services contract had remained unfunded during the third quarter of 2024 and continued to remain unfunded through year end. There has been increased uncertainty as to when or if there will be congressional approval to fund this program which would result in the resumption of services provided by Government Services under this contract.
•
Restructuring and other reorganization expenses increased $14 million primarily due to an increase in severance-related costs. The current period’s restructuring and other reorganization expenses of $39 million included $29 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.

We repurchased 11.5 million and 18.0 million shares of our common stock during 2024 and 2023, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 12 million common shares (or 10%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest income:
FFELP Loans	$2,397	$2,901	$1,955	(17)%	48%
Cash and investments	88	76	32	16	138
Total interest income	2,485	2,977	1,987	(17)	50
Total interest expense	2,323	2,497	1,468	(7)	70
Net interest income	162	480	519	(66)	(8)
Less: provision for loan losses	1	56	—	(98)	100
Net interest income after provision for loan losses	161	424	519	(62)	(18)
Other income (loss):
Servicing revenue	44	52	65	(15)	(20)
Asset recovery and business processing revenue	—	—	6	—	(100)
Other revenue	5	14	31	(64)	(55)
Total other income	49	66	102	(26)	(35)
Direct operating expenses	74	72	106	3	(32)
Income before income tax expense	136	418	515	(67)	(19)
Income tax expense	31	99	108	(69)	(8)
Net income	$105	$319	$407	(67)%	(22)%

Highlights of 2024 vs. 2023

•
Net income was $105 million compared to $319 million.
•
Net interest income decreased $318 million primarily due to the paydown of the portfolio which included an increase in prepayments from $3.1 billion in 2023 to $5.4 billion in 2024. The current period’s increase in prepayments resulted in the write-off of an additional $27 million of loan premium compared to 2023. Additionally, the year-ago period had a $48 million benefit related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the FFELP Loan portfolio. These two items resulted in premium amortization being $75 million higher in 2024 compared to 2023. The decrease in net interest income was also due to the maturity of Floor Income hedges as well as the impact of increasing interest rates on the different index resets for the segment's assets and debt.
•
Provision for loan losses decreased $55 million. The $1 million of provision for loan losses in 2024 was primarily the result of an increase in delinquency balances partially offset by elevated prepayment activity over the prior year. The $56 million of provision in 2023 was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.
o
Net charge-offs were $36 million compared to $63 million.
o
Delinquencies greater than 90 days were $2.2 billion compared to $2.3 billion.
o
Forbearances were $4.4 billion compared to $6.1 billion.
•
Other income decreased $17 million primarily as a result of lower late fees and third-party servicing fees.
•
Expenses were $2 million higher primarily as a result of a $6 million increase in connection with transitioning the servicing of our portfolio to a third party on July 1, 2024. Overall, for consolidated Navient (across the Federal Education Loans, Consumer Lending and Other segments), there was a $2 million increase in costs (net of transition services revenue earned) in the current year related to this transition, as expected. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized. This increase in servicing expense was partially offset by the decline in the size of the portfolio.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Segment net interest margin	.45%	1.12%	1.01%
FFELP Loans:
FFELP Loan spread	.56%	1.23%	1.11%
Provision for loan losses	$1	$56	$—
Net charge-offs	$36	$63	$40
Net charge-off rate	.13%	.19%	.10%
Greater than 30-days delinquency rate	18.6%	13.9%	15.6%
Greater than 90-days delinquency rate	8.7%	7.5%	9.6%
Forbearance rate	14.7%	16.8%	18.1%
Average FFELP Loans	$33,946	$41,191	$49,183
Ending FFELP Loans, net	$30,852	$37,925	$43,525

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2024	2023	2022
FFELP Loan yield	6.83%	6.59%	3.55%
Floor Income	.23	.45	.42
FFELP Loan net yield	7.06	7.04	3.97
FFELP Loan cost of funds	(6.50)	(5.81)	(2.86)
FFELP Loan spread	.56	1.23	1.11
Other interest-earning asset spread impact	(.11)	(.11)	(.10)
Net interest margin(1)	.45%	1.12%	1.01%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
FFELP Loans	$33,946	$41,191	$49,183
Other interest-earning assets	1,742	1,673	2,110
Total FFELP Loan interest-earning assets	$35,688	$42,864	$51,293

The 67 basis point decrease in the net interest margin is primarily due to a decrease in net interest income due to the maturity of Floor Income hedges related to the portfolio and the impact of increasing interest rates on the different index resets for the segment’s assets and debt (35 basis points in total). The current period's increase in prepayments resulted in the write-off of an additional $27 million of loan premium (8 basis points) compared to 2023. In addition, the prior year had a $48 million benefit (13 basis points) related to a decrease in the speed of loan premium amortization in connection with the continued extension of a portion of the portfolio.

As of December 31, 2024, our FFELP Loan portfolio totaled $30.9 billion, comprised of $11.1 billion of FFELP Stafford Loans and $19.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2024 was 8 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2024 and 2023, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2024	December 31, 2023
Education loans eligible to earn Floor Income	$30.7	$37.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(14.7)	(17.9)
Less: economically hedged Floor Income	(.8)	(3.2)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.2	$16.6
Education loans earning Floor Income	$5.0	$1.1

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the January 1, 2025 to December 31, 2028.

(Dollars in billions)	2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.7	$.6	$.3	$.2

Other Income

Other income decreased $17 million primarily as a result of lower late fees and third-party servicing fees.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $2 million higher primarily as a result of a $6 million increase in connection with transitioning the servicing of our portfolio to a third party on July 1, 2024. Overall for consolidated Navient (across the Federal Education Loan, Consumer Lending and Other segments), there was a $2 million increase in costs (net of transition services revenue earned) in 2024 related to this transition, as expected. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized. This increase in servicing expense was partially offset by the decline in the size of the portfolio.

Various Federal Loan Forgiveness Plans

The Biden-Harris administration proposed or introduced several student loan forgiveness and repayment programs and processes, including a plan to provide up to $20,000 in one-time debt relief to qualified borrowers with ED-held student loans (SDR Plan), as well as a new repayment plan called Saving on a Valuable Education (SAVE Plan).

A number of states and private organizations initiated legal challenges to the SDR Plan and the SAVE Plan. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED-held loans resumed in October 2023. After the invalidation of the SDR Plan, ED introduced the SAVE Plan in addition to various other debt relief and repayment programs and processes. These programs were primarily directed at borrowers with loans held by ED. Eligible FFELP borrowers could access these programs by consolidating their loans into the Direct Loan Program. The SAVE Plan and other forgiveness or repayment programs face legal challenges, and have not been fully implemented to date.

The introduction of these various programs under the Biden-Harris administration triggered increased consolidation activity in 2024 as FFELP borrowers consolidated their loans into the Direct Loan Program in order to be eligible for these programs. Although consolidation activity had decreased significantly from $5.1 billion during the first three quarters of 2024 to $300 million in the fourth quarter of 2024, increased consolidation activity may continue as uncertainty over the direction of the federal student lending program remains. Moreover, to the extent any of these programs survive legal challenges, or if new debt relief or repayment programs are introduced in the future, consolidation activity could accelerate. This consolidation activity could have a material impact on the Company’s results.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest income:
Private Education Loans	$1,259	$1,369	$1,195	(8)%	15%
Cash and investments	25	27	10	(7)	170
Interest income	1,284	1,396	1,205	(8)	16
Interest expense	786	816	611	(4)	34
Net interest income	498	580	594	(14)	(2)
Less: provision for loan losses	112	67	79	67	(15)
Net interest income after provision for loan losses	386	513	515	(25)	—
Other income (loss):
Servicing revenue	10	12	12	(17)	—
Other revenue	1	2	1	(50)	100
Total other income	11	14	13	(21)	8
Direct operating expenses	143	151	148	(5)	2
Income before income tax expense	254	376	380	(32)	(1)
Income tax expense	58	89	80	(35)	11
Net income	$196	$287	$300	(32)%	(4)%

Highlights of 2024 vs. 2023

•
Originated $1.4 billion of Private Education Loans compared to $971 million, up 44%.
o
Refinance Loan originations were $1.0 billion compared to $647 million.
o
In-school loan originations were $366 million compared to $324 million.
•
Net income was $196 million compared to $287 million.
•
Net interest income decreased $82 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses increased $45 million. The provision for loan losses of $112 million in 2024 included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision for loan losses of $67 million in 2023 included $(67) million in connection with the adoption of ASU No. 2022-02, $25 million in connection with loan originations, $35 million related to internal policy changes made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to lowering the expected recovery rate on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build.
o
Excluding the $23 million and $25 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $312 million compared with $273 million.
o
Private Education Loan delinquencies greater than 90 days: $419 million, up $39 million from $380 million.
o
Private Education Loan forbearances: $422 million, up $59 million from $363 million.
•
Expenses decreased $8 million primarily due to lower in-school marketing spend as a result of improved marketing efficiencies.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Segment net interest margin	2.87%	3.04%	2.81%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.99%	3.18%	2.95%
Provision for loan losses	$112	$67	$79
Net charge-offs(1)	$312	$273	$313
Net charge-off rate(1)	1.94%	1.54%	1.59%
Greater than 30-days delinquency rate	6.1%	5.1%	5.0%
Greater than 90-days delinquency rate	2.7%	2.3%	2.2%
Forbearance rate	2.7%	2.1%	2.1%
Average Private Education Loans	$16,809	$18,463	$20,524
Ending Private Education Loans, net	$15,716	$16,902	$18,725
Private Education Refinance Loans:
Net charge-offs	$49	$32	$20
Greater than 90-day delinquency rate	.7%	.4%	.2%
Average balance of Private Education Refinance Loans	$8,623	$9,206	$9,984
Ending balance of Private Education Refinance Loans	$8,341	$8,752	$9,516
Private Education Refinance Loan originations	$1,034	$647	$1,680

(1)
Excludes $23 million, $25 million and $30 million of charge-offs on the expected future recoveries of previously fully charged-off loans in 2024, 2023 and 2022, respectively, as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2024	2023	2022
Private Education Loan yield	7.49%	7.42%	5.82%
Private Education Loan cost of funds	(4.50)	(4.24)	(2.87)
Private Education Loan spread	2.99	3.18	2.95
Other interest-earning asset spread impact	(.12)	(.14)	(.14)
Net interest margin(1)	2.87%	3.04%	2.81%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Private Education Loans	$16,809	$18,463	$20,524
Other interest-earning assets	519	593	644
Total Private Education Loan interest-earning assets	$17,328	$19,056	$21,168

As of December 31, 2024, our Private Education Loan portfolio totaled $15.7 billion, comprised of $8.3 billion of refinance loans and $7.4 billion of non-refinance loans. The weighted-average life of these portfolios as of December 31, 2024 was 5 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $45 million. The provision for loan losses of $112 million in 2024 included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision for loan losses of $67 million in 2023 included $(67) million in connection with the adoption of ASU No. 2022-02, $25 million in connection with loan originations, $35 million related to internal policy changes made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to lowering the expected recovery rate on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $8 million primarily due to lower in-school marketing spend as a result of improved marketing efficiencies.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Other income (loss):
Business processing revenue	$271	$321	$330	(16)%	(3)%
Gain on sale of subsidiaries, net	191	—	—	100	—
Total other income	462	321	330	44	(3)
Direct operating expenses	228	285	280	(20)	2
Income before income tax expense	234	36	50	550	(28)
Income tax expense	54	8	10	575	(20)
Net income	$180	$28	$40	543%	(30)%

Highlights of 2024 vs. 2023

•
Net income was $180 million compared to $28 million.
•
Fee revenue was $271 million, $50 million lower primarily due to the sale of our healthcare services business in the third quarter ($33 million of the decrease) as well as a decrease in our government services revenue primarily related to congressional funding not being approved to continue performing services under a particular contract.
•
The $191 million net gain on sale of subsidiaries in the current period was a result of the $219 million gain on sale of our healthcare services business in the third quarter and the $28 million loss in the fourth quarter as a result of our government services subsidiaries meeting the criteria to be classified as held for sale, resulting in the basis of the government services subsidiaries being written down to the lower of their carrying value or their estimated fair value less cost to sell, which amount was equal to the estimated sales price. In February 2025, Navient completed the sale of its government services businesses for net consideration of $44 million.
•
Expenses decreased $57 million primarily as a result of the sale of our healthcare services business in the third quarter ($33 million of the decrease) and the government services contract discussed above.
•
EBITDA(1) was $237 million, up $198 million, primarily as a result of the net gain on the sale of subsidiaries.
•
EBITDA margin was 51%, up from 12%, primarily as a result of the net gain on the sale of subsidiaries.

Key performance metrics are as follows:

	As of December 31,
(Dollars in millions)	2024	2023	2022
Revenue from government services	$183	$200	$187
Revenue from healthcare services	88	121	143
Total fee revenue	271	321	330
Gain on sale of subsidiaries, net	191	—	—
Total revenue	$462	$321	$330
EBITDA(1)	$237	$39	$53
EBITDA margin(1)	51%	12%	16%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net interest loss after provision for loan losses	$(87)	$(114)	$(87)	(24)%	31%
Other income (loss):
Other revenue	24	5	—	380	100
Losses on debt repurchases	—	(8)	—	(100)	100
Total other income (loss)	24	(3)	—	900	(100)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	84	80	85	5	(6)
Unallocated corporate costs	151	212	157	(29)	35
Total unallocated shared services operating expenses	235	292	242	(20)	21
Restructuring/other reorganization expenses	39	25	36	56	(31)
Total expenses	274	317	278	(14)	14
Loss before income tax benefit	(337)	(434)	(365)	(22)	19
Income tax benefit	(77)	(103)	(76)	(25)	36
Net loss	$(260)	$(331)	$(289)	(21)%	15%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $43 million from 2023, primarily as a result of a $37 million decrease in regulatory-related expenses. Regulatory-related expenses were $43 million and $80 million in 2024 and 2023, respectively, with 2024 and 2023 including contingency loss accruals of $51 million and $73 million, respectively, related to the $120 million settlement agreement entered into with the CFPB in September 2024. The remaining $6 million decrease in expenses primarily relates to cost reduction efforts in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.

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

Restructuring/Other Reorganization Expenses

These expenses increased $14 million. In 2024, restructuring and other reorganization expenses of $39 million included $29 million of severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$9	$—	$9	$95	$104
Grace, repayment and other(2)	11,233	19,790	31,023	16,062	47,085
Total	11,242	19,790	31,032	16,157	47,189
Allowance for loan losses	(139)	(41)	(180)	(441)	(621)
Total education loan portfolio	$11,103	$19,749	$30,852	$15,716	$46,568
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$12	$—	$12	$70	$82
Grace, repayment and other(2)	13,708	24,420	38,128	17,449	55,577
Total	13,720	24,420	38,140	17,519	55,659
Allowance for loan losses	(156)	(59)	(215)	(617)	(832)
Total education loan portfolio	$13,564	$24,361	$37,925	$16,902	$54,827
% of total FFELP	36%	64%	100%
% of total	25%	44%	69%	31%	100%

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Year Ended December 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	1,387	1,387
Capitalized interest and premium/discount amortization	507	507	1,014	191	1,205
Refinancings and consolidations to third parties	(1,583)	(3,146)	(4,729)	(219)	(4,948)
Repayments and other	(1,385)	(1,973)	(3,358)	(2,545)	(5,903)
Ending balance	$11,103	$19,749	$30,852	$15,716	$46,568

	Year Ended December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	970	970
Capitalized interest and premium/discount amortization	577	616	1,193	184	1,377
Refinancings and consolidations to third parties	(859)	(1,811)	(2,670)	(239)	(2,909)
Repayments and other	(1,845)	(2,278)	(4,123)	(2,738)	(6,861)
Ending balance	$13,564	$24,361	$37,925	$16,902	$54,827

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	1	2	2,049	2,051
Capitalized interest and premium/discount amortization	641	731	1,372	208	1,580
Refinancings and consolidations to third parties	(1,851)	(4,709)	(6,560)	(452)	(7,012)
Repayments and other	(1,319)	(2,611)	(3,930)	(3,251)	(7,181)
Ending balance	$15,691	$27,834	$43,525	$18,725	$62,250

(1)
Includes the origination of $201 million, $176 million and $390 million of Private Education Refinance Loans in 2024, 2023 and 2022, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	December 31,
	2024		2023		2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,262		$1,557		$1,772
Loans in forbearance(2)	4,365		6,147		7,603
Loans in repayment and percentage of each status:
Loans current	20,675	81.4%	26,204	86.1%	29,004	84.4%
Loans delinquent 31-60 days(3)	1,479	5.8	1,193	3.9	1,247	3.6
Loans delinquent 61-90 days(3)	1,043	4.1	746	2.5	833	2.4
Loans delinquent greater than 90 days(3)	2,208	8.7	2,293	7.5	3,288	9.6
Total FFELP Loans in repayment	25,405	100%	30,436	100%	34,372	100%
Total FFELP Loans	31,032		38,140		43,747
FFELP Loan allowance for losses	(180)		(215)		(222)
FFELP Loans, net	$30,852		$37,925		$43,525
Percentage of FFELP Loans in repayment		81.9%		79.8%		78.6%
Delinquencies as a percentage of FFELP Loans in repayment		18.6%		13.9%		15.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.7%		16.8%		18.1%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	December 31,
	2024		2023		2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$372		$360		$354
Loans in forbearance(2)	422		363		401
Loans in repayment and percentage of each status:
Loans current	14,419	93.9%	15,935	94.9%	17,838	95.0%
Loans delinquent 31-60 days(3)	319	2.1	308	1.8	335	1.8
Loans delinquent 61-90 days(3)	206	1.3	173	1.0	186	1.0
Loans delinquent greater than 90 days(3)	419	2.7	380	2.3	411	2.2
Total Private Education Loans in repayment	15,363	100%	16,796	100%	18,770	100%
Total Private Education Loans	16,157		17,519		19,525
Private Education Loan allowance for losses	(441)		(617)		(800)
Private Education Loans, net	$15,716		$16,902		$18,725
Percentage of Private Education Loans in repayment		95.1%		95.9%		96.1%
Delinquencies as a percentage of Private Education Loans in repayment		6.1%		5.1%		5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.7%		2.1%		2.1%
Percentage of Private Education Loans with a cosigner(4)		32%		33%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66%, 65% and 65% for 2024, 2023 and 2022, respectively.

Allowance for Loan Losses

	Year Ended December 31, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$215	$617	$832
Total provision	1	112	113
Charge-offs:
Gross charge-offs	(36)	(355)	(391)
Expected future recoveries on current period gross charge-offs	—	43	43
Total(1)(2)	(36)	(312)	(348)
Adjustment resulting from the change in charge-off rate(3)	—	(23)	(23)
Net charge-offs	(36)	(335)	(371)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	47	47
Allowance at end of period (GAAP)	180	441	621
Plus: expected future recoveries on previously fully charged-off loans(4)	—	179	179
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(5)	$180	$620	$800
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(3)	.13%	1.94%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment(3)	—%	.14%
Net charge-offs as a percentage of average loans in repayment	.13%	2.08%
Allowance coverage of charge-offs(5)	5.0	1.8	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.6%	3.8%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.7%	4.1%	(Non-GAAP)
Ending total loans	$31,032	$16,157
Average loans in repayment	$27,190	$16,078
Ending loans in repayment	$25,405	$15,363

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
(3)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$226
Expected future recoveries of current period defaults	43
Recoveries (cash collected)	(41)
Charge-offs (as a result of lower recovery expectations)	(49)
End of period expected future recoveries on previously fully charged-off loans	$179
Change in balance during period	$(47)

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
(2)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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
(2)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include the origination of Private Education Loans, acquisitions of Private Education Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of our common stock. To achieve these objectives, we analyze and monitor our liquidity needs and maintain excess liquidity and access to diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

We define our liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or to invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions.

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.4 billion at December 31, 2024. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.6 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.8 billion of senior unsecured notes that mature in the long term (from 2026 to 2043 with 79% maturing by 2031), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities, issue term ABS, enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 11.5 million shares of common stock for $179 million in 2024 and have $111 million of unused share repurchase authority as of December 31, 2024.

Sources of Primary Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2024	2023	2024	2023	2022
Unrestricted cash	$722	$839	$937	$1,024	$1,157
Unencumbered FFELP Loans	232	92	190	89	167
Unencumbered Private Education Refinance Loans	242	236	331	105	235
Total	$1,196	$1,167	$1,458	$1,218	$1,559

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2025 to April 2026.

	Maximum Additional Capacity
	December 31,
(Dollars in millions)	2024	2023	2022
Ending Balances:
FFELP Loan ABCP facilities	$424	$408	$101
Private Education Loan ABCP facilities	1,490	1,719	1,248
Total	$1,914	$2,127	$1,349

	Average Maximum Additional Capacity
	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Average Balances:
FFELP Loan ABCP facilities	$415	$103	$275
Private Education Loan ABCP facilities	1,777	1,756	1,998
Total	$2,192	$1,859	$2,273

At December 31, 2024, we had a total of $2.9 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.3 billion of our unencumbered tangible assets of which $1.1 billion and $232 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2024, we had $4.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of December 31, 2024, $0.8 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2024	December 31, 2023
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$2.8	$3.4
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	2.1
Tangible unencumbered assets(1)	2.9	3.0
Senior unsecured debt	(5.4)	(5.9)
Mark-to-market on unsecured hedged debt(2)	.2	.2
Other liabilities, net	(.3)	(.7)
Total Tangible Equity(3)	$2.2	$2.1

(1)
Excludes goodwill and acquired intangible assets.
(2)
At December 31, 2024 and 2023, there were $(181) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	December 31, 2024			December 31, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$553	$4,806	$5,359	$506	$5,351	$5,857	$1,301	$5,711	$7,012
Total unsecured borrowings	553	4,806	5,359	506	5,351	5,857	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations	41	28,268	28,309	59	35,626	35,685	76	42,675	42,751
Private Education Loan securitizations	631	10,338	10,969	435	11,754	12,189	725	12,744	13,469
FFELP Loan ABCP facilities	1,586	74	1,660	1,854	89	1,943	923	386	1,309
Private Education Loan ABCP facilities	2,274	—	2,274	1,286	821	2,107	2,734	—	2,734
Other	54	40	94	95	39	134	121	—	121
Total secured borrowings	4,586	38,720	43,306	3,729	48,329	52,058	4,579	55,805	60,384
Core Earnings basis borrowings(1)	5,139	43,526	48,665	4,235	53,680	57,915	5,880	61,516	67,396
Adjustment for GAAP accounting treatment	(5)	(342)	(347)	(9)	(278)	(287)	(10)	(490)	(500)
GAAP basis borrowings	$5,134	$43,184	$48,318	$4,226	$53,402	$57,628	$5,870	$61,026	$66,896
Average Balances

	Years Ended December 31,
	2024		2023		2022
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,765	9.11%	$6,363	8.74%	$7,010	5.66%
Total unsecured borrowings	5,765	9.11	6,363	8.74	7,010	5.66
Secured borrowings:
FFELP Loan securitizations	31,710	6.37	38,652	5.68	47,528	2.72
Private Education Loan securitizations	11,692	3.68	12,800	3.45	14,252	2.63
FFELP Loan ABCP facilities	1,716	6.79	1,773	6.40	988	3.27
Private Education Loan ABCP facilities	2,030	7.26	2,448	6.87	2,519	3.39
Other	108	—	106	1.91	171	1.68
Total secured borrowings	47,256	5.74	55,779	5.24	65,458	2.73
Core Earnings basis borrowings(1)	53,021	6.10	62,142	5.60	72,468	3.02
Adjustment for GAAP accounting treatment	—	.07	—	.12	—	(.12)
GAAP basis borrowings	$53,021	6.17%	$62,142	5.72%	$72,468	2.90%

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
•
Certain types of loan modifications are those that represent the historical definition of a TDR prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification, as a key credit quality indicator used for calculating the allowance for loan losses, for the life of the loan (including loans that met that definition in 2023 and 2024). A TDR is where an economic concession (interest rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period) has been given to a borrower experiencing financial difficulties. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU No. 2022-02.
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

The Private Education Loan provision for loan losses of $112 million in 2024 included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The FFELP Loan provision for loan losses of $1 million was primarily the result of an increase in delinquency balances partially offset by elevated prepayment activity over the prior year.

We evaluated and considered several forecasted economic scenarios when determining our allowance for loan losses and provision. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. In general, the forecasted economic conditions have remained relatively stable since December 31, 2023 which has been incorporated into our allowance for loan loss as of December 31, 2024. We have seen an increase in the delinquency rates on our portfolio during 2024 and there remains uncertainty as to the ultimate impact to the economy from historically high inflation during the preceding years and the significant increase in interest rates that began in 2022 and remain at the end of 2024. There is also uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits that previously occurred. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions. If future economic conditions are significantly worse than what was assumed as a part of this assessment, it could result in additional provision for loan loss being recorded in future periods.

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

Interim Impairment Testing

Based on the current performance of and economic environment impacting the reporting units with goodwill, we determined that neither a qualitative nor a quantitative interim impairment test was warranted to test goodwill associated with reporting units with goodwill at March 31 and June 30. Likewise, we determined interim impairment testing was not warranted at September 30 for the Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Recent In-School Loans, and Private Education Refinance Loans reporting units.

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

FFELP Loans goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows could result in partial impairment of FFELP goodwill in 2025. The potential timing of impairment could be accelerated if prepayment rates are higher than anticipated or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

With respect to the Government Services reporting unit, in the second half of September 2024, we were informed a contract that represented a significant portion of Government Services income would not be renewed in 2025. In addition, a federal program, which is a significant part of a Government Services contract, remained unfunded during the third quarter. At that time there had been increased uncertainty as to when or if there will be congressional approval to fund this program, which would result in the resumption of services provided by Government Services under this contract. These two events in September 2024 resulted in a significant decline in the estimated fair value of the reporting unit. Based on active discussions with potential buyers of the Government Services business at that time and their indication of a potential purchase price, Navient concluded that Government Services’ $138 million of goodwill and acquired intangible assets were fully impaired.

Annual Goodwill Impairment Testing – October 1, 2024

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2024 annual impairment testing, we performed a quantitative impairment test of goodwill associated with our FFELP Loans valuing the reporting unit as of October 1, 2024. Utilizing an income approach, goodwill was not deemed impaired as a result of the quantitative impairment test, as the fair value of the reporting unit was greater than its carry value.

The income approach measures the value of the reporting unit’s future economic benefit determined by its discounted cash flows derived from our portfolio cash projections. Since the FFELP Loans reporting unit is winding down, the projections extend through the anticipated wind-down period and no residual value is ascribed.

We retained a third-party appraisal firm to develop the discount rate utilized to value the FFELP reporting unit in a manner consistent with the approach described above related to the development of the discount rate in the third quarter. We reviewed and approved the discount rate provided by the third-party appraiser including the factors incorporated to develop the discount rates.

We performed a qualitative impairment test of goodwill associated with our Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Recent In-School Loans and Private Education Refinance Loans. We assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than it’s carrying value. We considered the amount of excess fair value for each reporting unit over their carrying values as of October 1, 2022 when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying amounts. The current outlook and cash flows for the Federal Education Loan Servicing and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2022 assessment. The cash flows for these reporting units continue to decline consistent with our expectations as the underlying portfolios amortize. Macroeconomic conditions in 2023 and 2024, primarily the higher interest rate environment experienced during 2023 and 2024 in comparison to 2022, have not significantly impacted these estimates. For the Private Education Refinance Loans reporting unit, we considered the performance of the current portfolio, which continues to maintain high credit quality, future origination volume, which is expected to increase in 2025, and Navient’s strong liquidity position with its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans. For the Private Education Recent In-School Loans reporting unit, we considered the increase in brand awareness in 2024 of Earnest, a wholly owned subsidiary of Navient, through continued development and rollout of new programs and product offerings and (Navient’s continued success utilizing its Going Merry platform to enable students to match to and apply for scholarships, institutional aid and government grants.) Strong in-school origination growth is expected in 2025 (with sustained growth expected in the future). No goodwill was deemed impaired for these reporting units as of October 1, 2024 after assessing these relevant qualitative factors.

For each of our reporting units, we also considered the current regulatory and legislative environment, the current economic environment, our 2024 earnings, 2025 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity and concluded that no goodwill associated with our reporting units was impaired. Although our market capitalization was less than our book equity at October 1, 2024, we have concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at October 1, 2024. Our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis. Additionally, the implied control premium at October 1, 2024 is a reasonable control premium above the then current stock price.

If the regulatory environment changes such that it negatively impacts our reporting units or future economic conditions are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, goodwill attributed to our reporting units could be impaired in future periods.

Loan Premium and Discount Amortization

The Company had a net unamortized premium balance of $160 million, or 0.34%, in connection with its $47 billion education loan portfolio as of December 31, 2024. The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced or consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR, we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

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

In 2024, there was a net $9 million increase in net interest income due to cumulative adjustments related to changes in prepayment speed and related remaining term assumptions used to amortize loan premiums and discounts. This primarily related to a $7 million increase related to the continued extension of the remaining term to maturity of the FFELP Loan portfolio. This is primarily the result of the continued increase in the usage of Income Dependent Repayment (IDR) plans by borrowers in this portfolio. This has the effect of extending the expected maturity date on the loans in which borrowers use IDR. This results in the slowing down of the amortization of the premium on these loans which has the effect of increasing interest income in the period of the assumption change.

Impact of various federal loan forgiveness plans on accounting policies and estimates

The Biden-Harris administration proposed or introduced several student loan forgiveness and repayment programs and processes, including a plan to provide up to $20,000 in one-time debt relief to qualified borrowers with ED-held student loans (SDR Plan), as well as a new repayment plan called Saving on a Valuable Education (SAVE Plan).

A number of states and private organizations initiated legal challenges to the SDR Plan and the SAVE Plan. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED-held loans resumed in October 2023. After the invalidation of the SDR Plan, ED introduced the SAVE Plan in addition to various other debt relief and repayment programs and processes. These programs were primarily directed at borrowers with loans held by ED. Eligible FFELP borrowers could access these programs by consolidating their loans into the Direct Loan Program. The SAVE Plan and other forgiveness or repayment programs face legal challenges, and have not been fully implemented to date.

The introduction of these various programs under the Biden-Harris administration triggered increased consolidation activity in 2024 as FFELP borrowers consolidated their loans into the Direct Loan Program in order to be eligible for these programs. Although consolidation activity had decreased significantly from $5.1 billion during the first three quarters of 2024 to $300 million in the fourth quarter of 2024, increased consolidation activity may continue as uncertainty over the direction of the federal student lending program remains. Moreover, to the extent any of these programs survive legal challenges, or if new debt relief or repayment programs are introduced in the future, consolidation activity could accelerate. This consolidation activity could have a material impact on the Company’s results.

The FFELP Loan portfolio experienced a $2.3 billion increase in prepayments ($5.4 billion in 2024 compared with $3.1 billion in 2023), primarily as a result of the Department of Education’s proposed debt relief regulations discussed above. The increase in prepayments resulted in the write-off of an additional $27 million of loan premium in 2024 compared to 2023.

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

	Year Ended December 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,655					$2,397	$1,259	$—	$—
Cash and investments	154					88	25	—	41
Total interest income	3,809					2,485	1,284	—	41
Total interest expense	3,273					2,323	786	—	128
Net interest income (loss)	536	$35	$2	$37	$573	162	498	—	(87)
Less: provisions for loan losses	113				113	1	112	—	—
Net interest income (loss) after provisions for loan losses	423					161	386	—	(87)
Other income (loss):
Servicing revenue	54					44	10	—	—
Asset recovery and business processing revenue	271					—	—	271	—
Other revenue	100					5	1	—	24
Gain on sale of subsidiary	191	—	—	—	—	—	—	191	—
Total other income (loss)	616	(35)	(35)	(70)	546	49	11	462	24
Expenses:
Direct operating expenses	445					74	143	228	—
Unallocated shared services expenses	235					—	—	—	235
Operating expenses	680	—	—	—	680	74	143	228	235
Goodwill and acquired intangible asset impairment and amortization	146	—	(146)	(146)	—	—	—	—	—
Restructuring/other reorganization expenses	39	—	—	—	39	—	—	—	39
Total expenses	865	—	(146)	(146)	719	74	143	228	274
Income (loss) before income tax expense (benefit)	174	—	113	113	287	136	254	234	(337)
Income tax expense (benefit)(2)	43	—	23	23	66	31	58	54	(77)
Net income (loss)	$131	$—	$90	$90	$221	$105	$196	$180	$(260)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$37	$—	$37
Total other income (loss)	(70)	—	(70)
Goodwill and acquired intangible asset impairment and amortization	—	(146)	(146)
Total Core Earnings adjustments to GAAP	$(33)	$146	113
Income tax expense (benefit)			23
Net income (loss)			$90

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$4,266					$2,901	$1,369	$—	$—
Cash and investments	153					76	27	—	50
Total interest income	4,419					2,977	1,396	—	50
Total interest expense	3,557					2,497	816	—	164
Net interest income (loss)	862	$32	$52	$84	$946	480	580	—	(114)
Less: provisions for loan losses	123				123	56	67	—	—
Net interest income (loss) after provisions for loan losses	739					424	513	—	(114)
Other income (loss):
Servicing revenue	64					52	12	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					14	2	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	66	14	321	(3)
Expenses:
Direct operating expenses	508					72	151	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses	800	—	—	—	800	72	151	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	72	151	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	418	376	36	(434)
Income tax expense (benefit)(2)	85	—	8	8	93	99	89	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$319	$287	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,161					$1,955	$1,195	$—	$—
Cash and investments	62					32	10	—	20
Total interest income	3,223					1,987	1,205	—	20
Total interest expense	2,102					1,468	611	—	107
Net interest income (loss)	1,121	$(15)	$(80)	$(95)	$1,026	519	594	—	(87)
Less: provisions for loan losses	79				79	—	79	—	—
Net interest income (loss) after provisions for loan losses	1,042					519	515	—	(87)
Other income (loss):
Servicing revenue	77					65	12	—	—
Asset recovery and business processing revenue	336					6	—	330	—
Other revenue	203					31	1	—	—
Total other income (loss)	616	15	(186)	(171)	445	102	13	330	—
Expenses:
Direct operating expenses	534					106	148	280	—
Unallocated shared services expenses	242					—	—	—	242
Operating expenses	776	—	—	—	776	106	148	280	242
Goodwill and acquired intangible asset impairment and amortization	19	—	(19)	(19)	—	—	—	—	—
Restructuring/other reorganization expenses	36	—	—	—	36	—	—	—	36
Total expenses	831	—	(19)	(19)	812	106	148	280	278
Income (loss) before income tax expense (benefit)	827	—	(247)	(247)	580	515	380	50	(365)
Income tax expense (benefit)(2)	182	—	(60)	(60)	122	108	80	10	(76)
Net income (loss)	$645	$—	$(187)	$(187)	$458	$407	$300	$40	$(289)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(95)	$—	$(95)
Total other income (loss)	(171)	—	(171)
Goodwill and acquired intangible asset impairment and amortization	—	(19)	(19)
Total Core Earnings adjustments to GAAP	$(266)	$19	(247)
Income tax expense (benefit)			(60)
Net income (loss)			$(187)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
GAAP net income	$131	$228	$645
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(33)	73	(266)
Net impact of goodwill and acquired intangible assets	146	10	19
Net income tax effect	(23)	(8)	60
Total Core Earnings adjustments to GAAP	90	75	(187)
Core Earnings net income	$221	$303	$458

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(70)	$(11)	$(171)
Plus: (Gains) losses on fair value hedging activity included in interest expense	(5)	46	(83)
Total (gains) losses in GAAP net income	(75)	35	(254)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	35	32	(15)
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(40)	67	(269)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	1	4	12
Other derivative accounting adjustments(3)	6	2	(9)
Total net impact of derivative accounting	$(33)	$73	$(266)

(1)
Derivative accounting requires net settlement income/expense on derivatives that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our Core Earnings presentation, these settlements are reclassified to the income statement line item of the economically hedged item. For our Core Earnings net interest income, this would primarily include reclassifying the net settlement amounts related to certain of our interest rate swaps to debt interest expense. The table below summarizes these net settlements on derivative and hedging activities and the associated reclassification on a Core Earnings basis.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$—	$(23)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	35	32	8
Total reclassifications of settlement income (expense) on derivative and hedging activities	$35	$32	$(15)

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fair value hedges	$3	$24	$(50)
Foreign currency hedges	(8)	22	(33)
Floor Income Contracts	—	—	(65)
Basis swaps	—	(1)	(1)
Other	(35)	22	(120)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(40)	$67	$(269)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2024, derivative accounting has increased GAAP equity by approximately $8 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Beginning impact of derivative accounting on GAAP equity	$(1)	$122	$(299)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	9	(123)	421
Ending impact of derivative accounting on GAAP equity	$8	$(1)	$122

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Total pre-tax net impact of derivative accounting recognized in net income(2)	$33	$(73)	$266
Tax and other impacts of derivative accounting adjustments	(8)	18	(65)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(16)	(68)	220
Net impact of net mark-to-market gains (losses) under derivative accounting	$9	$(123)	$421

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

	December 31,
(Dollars in millions)	2024	2023	2022
Total hedged Floor Income, net of tax(1)(2)	$44	$90	$200

(1)
$57 million, $118 million and $254 million on a pre-tax basis as of December 31, 2024, 2023 and 2022, respectively.
(2)
Of the $44 million as of December 31, 2024, approximately $17 million, $14 million, $7 million and $6 million will be recognized as part of Core Earnings net income in 2025, 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Core Earnings goodwill and acquired intangible asset adjustments	$146	$10	$19

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

(Dollars in billions)	December 31, 2024	December 31, 2023
Navient Corporation's stockholders' equity	$2,641	$2,760
Less: Goodwill and acquired intangible assets	437	695
Tangible Equity	2,204	2,065
Less: Equity held for FFELP Loans	154	190
Adjusted Tangible Equity	$2,050	$1,875
Divided by:
Total assets	$51,789	$61,375
Less:
Goodwill and acquired intangible assets	437	695
FFELP Loans	30,852	37,925
Adjusted tangible assets	$20,500	$22,755
Adjusted Tangible Equity Ratio	10.0%	8.2%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Pre-tax income	$234	$36	$50
Plus:
Depreciation and amortization expense(1)	3	3	3
EBITDA	$237	$39	$53
Divided by:
Total revenue	$462	$321	$330
EBITDA margin	51%	12%	16%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of December 31, 2024, the $620 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $16,157 million Private Education Loan portfolio. The $179 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $16,157 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	For the Year Ended December 31,
	2024	2023	2022
(Dollars in millions)
Allowance at end of period (GAAP)	$441	$617	$800
Plus: expected future recoveries on previously fully charged-off loans	179	226	274
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$620	$843	$1,074
Ending total loans	$16,157	$17,519	$19,525
Ending loans in repayment	$15,363	$16,796	$18,770
Net charge-offs	$335	$298	$343

Allowance coverage of charge-offs (annualized):
GAAP	1.3	2.1	2.3
Adjustment(1)	.5	.7	.8
Non-GAAP Financial Measure(1)	1.8	2.8	3.1

Allowance as a percentage of the ending total loan balance:
GAAP	2.7%	3.5%	4.1%
Adjustment(1)	1.1	1.3	1.4
Non-GAAP Financial Measure(1)	3.8%	4.8%	5.5%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.9%	3.7%	4.2%
Adjustment(1)	1.2	1.3	1.5
Non-GAAP Financial Measure(1)	4.1%	5.0%	5.7%

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

Board of Directors. The Navient Board of Directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and assessing the risks our businesses face as well as our risk management practices. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. We escalate to our Board of Directors any significant departures from established tolerances and parameters and review new and emerging risks with them. Standing committees of our Board of Directors include Executive, Audit, Compensation and Human Resources, and Nominations and Governance. Charters for each committee providing their specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

Chief Executive Officer. Our Chief Executive Officer is responsible for establishing our risk management culture and ensuring business areas operate within risk parameters and in accordance with our annual business plan.

Chief Risk Officer and Chief Compliance Officer. Our Chief Risk Officer and Chief Compliance Officer are responsible for ensuring proper oversight, management and reporting to our Board of Directors and management regarding our risk management practices.

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

Risk Appetite Framework

Navient’s Risk Appetite Framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. The Audit Committee of our Board of Directors reviews our Risk Appetite Framework annually, helping to ensure consistency in our business decisions, monitoring and reporting. Our management-level Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk limits. Through ongoing monitoring of risk exposures, management identifies potential risks and develops appropriate responses and mitigation strategies.

Risk Categories

Our Risk Appetite Framework segments Navient’s risks across nine domains: (1) credit; (2) market; (3) funding and liquidity; (4) operational; (5) compliance; (6) legal; (7) governance; (8) reputational/political; and (9) strategic.

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans and Private Education Refinance Loans, counterparties with whom we have entered derivative or other similar contracts and entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk Officer and our management-level Credit and Loan Loss Committee. The credit risk related to our Private Education Loans and Private Education Refinance Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses. Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on our exposure with any single counterparty and, in most cases, require collateral to secure the position. Our Chief Risk Officer reports regularly to the Audit Committee of our Board of Directors on credit risk management.

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, index mismatches, credit spreads, commodity prices or volatilities. Navient is exposed to various types of market risk, including mismatches between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposure is overseen by our Chief Financial Officer and our management-level Asset and Liability Committee, which are responsible for managing market risks associated with our assets and liabilities and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. Our Board of Directors periodically reviews and approves the investment, asset and liability management policies, establishes and monitors various tolerances or other risk measurements, as well as contingency funding plans developed and administered by our Asset and Liability Committee. Our Chief Financial Officer reports to the Board of Directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risks are any mismatch between the maturity of our assets and liabilities and the servicing of our indebtedness. Navient’s Chief Financial Officer oversees our funding and liquidity management activities and is responsible for planning and executing our funding activities and strategies, analyzing and monitoring our liquidity risk, maintaining excess liquidity and accessing diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our management-level Asset and Liability Committee. Our Board of Directors periodically reviews and approves our funding and liquidity positions and the contingency funding plan developed and administered by our Asset and Liability Committee. The Board of Directors also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

Operational Risk. Operational risk is the risk to earnings or the conduct of our business resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, third-party vendor risk, legal risk, compliance risk and reputational risk. Operational risk exposures are managed by business area management and our second and third lines of defense, with oversight by our management-level committees. The Board of Directors receives operations reports at each regularly scheduled meeting. The Board of Directors also receives business development updates regarding our various business initiatives, receives periodic information security and cybersecurity updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

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

Reputational/Political Risk. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions (both real and perceived), and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses. Reputational risk and political risk are managed through a combination of business area management and our second and third lines of defense. The Nominations and Governance Committee of our Board of Directors oversees our reputational and political risk.

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

The CFPB has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It also has authority to prevent unfair, deceptive or abusive practices. In January 2017, the CFPB filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes. This case was settled by mutual agreement in September 2024. Additional information on the CFPB lawsuit is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. Starting in January 2017, the Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California, the State of Mississippi and the State of New Jersey also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. These cases were settled by mutual agreement between the Company and various State Attorneys General. Additional information on these lawsuits is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

Higher Education Act (HEA). The HEA is the primary law that authorizes and regulates federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors or entities acting on their behalf. As a master servicer of federal education loans, Navient, and its designated sub-servicer, are subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. During the COVID-19 pandemic, the Biden-Harris Administration and ED have relied upon The CARES Act and The HEROs Act to provide the legislative authority necessary to delay or cancel direct student loan payments. We cannot predict whether or when legislation will be passed or how it would impact us.

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

Regulatory Outlook

In 2025, we expect the regulatory environment for the business in which we operate will continue to be challenging. We anticipate that regulators will continue to be focused on conducting regulatory audits and initiating enforcement actions.

We anticipate a number of prominent themes could continue:

•
The number and configuration of regulators, particularly the CFPB, State Attorneys General and various state agencies, are likely to change which may add to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.
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

For a discussion of potential ED regulations, see "Segment Results — Federal Education Loans Segment — Various Federal Loan Forgiveness Plans."

We expect that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope as well as being more unpredictable than in previous periods. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including alignment of Navient’s compliance management system to a lending, servicing, collections and business services business model; dedicated compliance resources for certain topics to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our Board of Directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards. Past practices or products may continue to be the focus of examinations, inquiries or lawsuits. As a result of our recent strategic announcements, we anticipate the need to further restructure and realign our compliance efforts and focus with our evolving footprint and businesses.

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

Legal Proceedings

For a discussion of legal matters as of December 31, 2024, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 6.1% at December 31, 2024. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors, such as downturns in the economy, public health crises, regulatory changes and other unforeseen future trends. During 2024, global markets continued to experience challenges driven by the economic impact of inflation and elevated interest rates. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner, school type and whether a loan is a TDR are all factors that can impact the likelihood of default. Additionally, general economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses and as a result adversely affect our results of operations.

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

The capital markets may from time-to-time experience periods of significant volatility, such as the volatility we have experienced in recent years due to rising interest rates and other economic pressures. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by current economic pressures. Other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected. Further, rising interest rates and expectations of inflation may negatively impact borrower demand for our private education loan products.

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

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. In addition, the timing of the implementation and execution of certain government sponsored programs, like the Borrower Defense Loan Discharge program, may also increase or decrease the prepayment rates on FFELP Loans. For example, in recent years, ED has introduced various debt relief programs to provide relief to borrowers, including the SAVE Plan. The SAVE Plan and other forgiveness or debt repayment programs face legal challenges, and have not been fully implemented to date.

The introduction of these various forgiveness and repayment programs triggered increased consolidation activity in 2024 as FFELP borrowers consolidated their loans into the Direct Loan Program in order to be eligible for these programs. Consolidation activity may continue as uncertainty over the direction of the federal student lending program remains. Moreover, to the extent any of these programs survive legal challenges, or if new debt relief or repayment programs are introduced in the future, consolidation activity could accelerate.

The proposed borrower debt relief regulations, including new income-driven repayment plans, and the timing of the implementation and execution of certain government sponsored programs have increased, and may continue to increase, the prepayment rates of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding debt relief or other related policies or programs may ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

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

Floor Income can be volatile as market rates and the rates on the underlying education loans move up and down. Subject to prevailing market conditions, we generally hedge this risk by using derivatives in an effort to lock in a portion of our Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with derivatives, which will compress our net interest margins. Further, our ability to hedge Floor Income and our ability to enter into hedges relative to that Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings. Additionally, net interest margins can be negatively impacted by unusual variances between 30-day and 90-day Average SOFR.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets.

As of December 31, 2024, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $5.4 billion at December 31, 2024. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affect the cost of operating our business and growing our assets and are dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity and the ability to access funds held at banks and other financial institutions to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $5.4 billion of senior unsecured notes that mature in 2025 to 2043, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt. We may maintain too much liquidity, which can be costly, or may be too illiquid or may be unable to access funds held at banks and other financial institutions due to such banks or financial institutions entering receivership or becoming insolvent, which could result in financial distress during times of financial stress or capital market disruptions.

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

Our securitization trusts, which we consolidate on our balance sheet, had $1.3 billion of Euro denominated bonds outstanding as of December 31, 2024. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

OPERATIONAL RISKS.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually strive to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans, growth or strategic initiatives and future legislative or regulatory changes. On January 30, 2024, as a result of an in-depth review of our business, we announced three strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. See “Business — Recent Business Developments” for more information on our strategic actions. We have made substantial progress on these strategic actions to date but could fail to successfully complete the implementation of our strategic actions or may fail to fully realize the anticipated benefits from the strategic actions or the benefits may take longer to realize than expected. Further, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. If we undertake cost reductions based on our business plan or the implementation of our recently announced strategic actions, those reductions, if not undertaken properly, could cause disruptions in our business, reductions in the quality of the services we provide or even cause us to fail to comply with applicable regulatory standards. In each case, our business, results of operations and financial condition could be adversely affected.

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. In May 2024, we entered into an outsourcing agreement that transitioned our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. We, however, maintain certain technology solutions for our other lines of business and to support transition services agreements related to our recent strategic transactions. As our processing demands change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

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

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, like other financial institutions, our computer systems, software and networks are at risk for unauthorized access, computer viruses, malicious attacks, ransomware attacks and other cybersecurity events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, have been, and may continue to be, the target of cyber-attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, the loss of access to our systems and networks or those of third parties we rely upon or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks. We are currently transitioning from an on-premise information technology operations to a cloud-first architecture, which we expect to be completed by the end of 2025. This transition heightens certain operational risks such as those related to information security and cybersecurity attacks. While most cloud environments offer robust and greater security measures, if configured correctly, they are still at risk for cybersecurity attacks and breaches. Any failure by our service providers, including our mobile or cloud technology service providers or MOHELA, as the servicer of our student loan portfolios, to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations or those of third parties we rely upon and result in interruptions of services or loss of access or misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties.

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

We depend on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of our software and systems development, servicing systems, the timely transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our servicing or payment services businesses. In addition to technology applications, we also utilize various third-party service providers across our business, including in connection with our loan originations and servicing and in the collection of defaulted Private Education Loans and in other areas.

In May 2024, we entered into an outsourcing agreement that transitioned our student loan servicing to MOHELA. See “Business — Recent Business Developments” for more information regarding this outsourcing transaction. Additionally, we are currently working to fully transition from an on-premise information technology operations to a cloud-first architecture. Cloud service providers have experienced, and may continue to experience, outages and disruptions that could impact business operations. Additionally, the transition to a cloud-first architecture requires significant changes in information technology management and operations, which could lead to temporary inefficiencies and increased resources and operational costs as the Company adapts to a new environment.

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

Our work, including any past work, with government clients exposes us to additional risks. Federal funding constraints and spending policy changes triggered by associated federal spending deadlines may result in disruption of payments for services we provide or have provided to the government, which could materially and adversely affect our business strategy, our future business prospects and our results of operations.

Our clients include or have included federal, state and local governmental entities. This work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

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

Additionally, Navient receives payments from the federal government on its FFELP Loan portfolio. Payments for these services may be affected by various factors, including if in the future, the administration and Congress engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those related to the FFELP Loan portfolio that Navient owns. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFELP-related servicing business or other government-related work. A protracted reduction, suspension or cancellation of the demand for FFELP-related services, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. Navient cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

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

The CFPB is authorized to impose monetary penalties, collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to bring an action to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. We anticipate that the review of products and practices to prevent unfair, deceptive or abusive conduct could be a continuing focus of the CFPB, and the CFPB has recently identified as an area of focus private student loan servicers’ treatment of borrowers who allege misconduct by the schools they attended. The CFPB’s scrutiny has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It has also resulted in, and could continue to result in, increased costs related to regulatory oversight, supervision and examination, including increases to provisions for loan losses due to changing regulatory expectations related to school misconduct discharges on certain populations of private student loans, as well as additional remediation efforts and possible penalties.

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers State Attorneys General and state regulators, under certain circumstances to bring civil actions to remedy violations of state law. Any action by the CFPB or one or more State Attorneys General could have a material adverse effect on us or our business.

In September 2024, we entered into a settlement agreement with the CFPB to resolve all matters in dispute with respect to a civil action filed by the CFPB in January 2017. A description of the CFPB settlement is included in "Note 12 – Commitments, Contingencies and Guarantees."

Our FFELP Loans are subject to the HEA and related laws, rules, regulations and policies. Our servicing processes and procedures are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that we are not in compliance for a variety of reasons, including that we or our third-party servicing provider misinterpreted ED guidance or incorrectly applied the HEA and its related laws, rules, regulations and policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

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

We expect regulatory scrutiny and governmental investigations and enforcement actions to continue for us and for the financial services industry as a whole. Such actions can have significant consequences for a financial institution such as ours, including loss of customers and business and the inability to operate certain businesses.

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

Additionally, our ability to grow is significantly dependent upon our ability to originate new in-school and refinance loans. In 2024, the student loan refinance market continued to experience a downturn as a result of high interest rates and ED’s introduction of various debt relief programs and processes. Although interest rates began to decrease in the last quarter of 2024, interest rates remain high and the new debt relief programs, including new income-driven repayment plans, have increased, and may continue to increase, consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for such programs and plans. These factors continue to disincentivize some borrowers from refinancing their direct student loans and have negatively impacted our refinancing originations. To the extent that such additional measures are implemented, such implementation may negatively impact our future student loan origination volume and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. Additionally, see “Risk Factors — Market, Funding & Liquidity Risk — Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects”.

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

Our strategy also includes, and may continue to include, making divestitures of certain brands or businesses, such as the sale of our healthcare services business in September 2024 and our government services business in February 2025. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers and other business partners, our business, financial condition or results of operations could be negatively impacted. Even if such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, which may adversely affect any anticipated benefits from such transactions.

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

We compete with for-profit and not-for-profit student lending businesses, many with strong records of performance. We compete based on price, effectiveness and customer service metrics. To the extent our competitors compete aggressively or more effectively than us, we could lose market share to them or our service offerings may not prove to be profitable. Our business and financial condition may be harmed as a result.

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

Due to the Company’s history as a contractor to the federal government, the security controls defined in the National Institute of Standards (NIST) Special Publication 800-53 are the foundation of our security practices. Even as federal work has become a smaller part of our business, NIST SP 800-53 is a useful benchmark. Our posture is also heavily influenced by the Payment Card industry Data Security Standard (PCI DSS) and the SOC (System and Organization Controls) 1 and SOC 2 standards of the American Institute of Certified Public Accountants (AICPA) Statement on Standards for Attestation Engagements (SSAE).

The overall objective of the Navient CISP is to establish effective enterprise-wide policies, standards, programs, procedures and strategies that address the security of Navient’s computer resources, infrastructure, data and information assets. The CISP includes administrative, technical, and physical safeguards designed to achieve certain objectives, including ensuring the security, confidentiality, integrity and availability of information; protecting against any reasonably anticipated threats or hazards to the security or integrity of such information; protecting against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer or individual, or to Navient; providing reasonable assurance that business objectives will be achieved and security incidents will be prevented or detected, contained and corrected; and complying with legal, statutory, contractual and internally developed requirements. As part of the policies and standards established by the CISP, Navient conducts security awareness training for employees upon hire and annually thereafter and maintains cyber insurance coverage to mitigate certain risks associated with cybersecurity incidents.

As part of the CISP, Navient has developed and implemented a formal security incident response program which provides clear, practical guidelines and actionable steps to respond to cybersecurity incidents. The security incident response program provides a framework which is comprised of different phases and overarching functions, representing the key activities to prepare for and respond to a security incident. Additionally, a cross-functional incident response team is utilized to ensure that appropriate staff, resources and expertise are available at all times to provide a coordinated response to any incident or event that may threaten the computer systems, information resources or data of the Company. In the event of a suspected or confirmed security incident, the Company’s Chief Information Security Officer (CISO) is responsible for coordinating with internal departments, including risk, compliance and legal, and other senior management as appropriate as well as outside vendors and advisors. Incident response exercises and tests are conducted periodically to help ensure an adequate incident response program is in place. Upon completion of the tests, results are documented and evaluated and reported to the Company’s senior management and the Board of Directors, as appropriate. Any notable deficiencies or findings resulting from the tests are entered into the Company’s open issues tracking system, to be tracked for follow-up and/or remediation, as applicable.

The CISP is characterized by strong board and senior management level support and governance, integration through the Company’s business processes and clear accountability for carrying out respective responsibilities. Navient’s information security team coordinates a review of the CISP on an annual basis to confirm that the CISP complies with applicable laws and regulations. The CISP is also reviewed and approved by the Company’s CISO and the Board of Directors at least annually. Further, our CISO is responsible for administering the CISP. Our CISO, along with our Chief Information Officer (CIO) provides periodic reports regarding the status of the program and the overall state of the Company’s security to senior management and the Board of Directors, as may be necessary or appropriate.

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

Governance

The Company’s Board of Directors plays a critical role in overseeing the Company’s cybersecurity risk management program. The Board of Directors receives regular briefings from the Company’s CIO and CISO on material matters related to information security such as risk assessments, risk management and results of testing and security incidents, and is notified between such updates regarding significant new cybersecurity threats or incidents. The Board of Directors also receives a formal, annual report on the effectiveness of the Company’s CISP from the Company’s CIO and CISO and approves the program on an annual basis.

The Company’s CISO is responsible for administering and managing the CISP as well as for managing, communicating, conducting and coordinating all investigations regarding information technology or related to the use or misuse of the Company’s or our vendor’s computer systems, applications, data or resources. No cybersecurity incident response activity is permitted to be executed without the consent and approval of our CISO. Our CISO provides periodic reports regarding the status of the CISP and the overall state of the Company’s security to senior management and to the Board of Directors. Further, the CISO and his information security team coordinate periodic incident response exercises and tests to help ensure an adequate incident response program is in place, as described above. Upon completion of the tests, results and any findings are reported to the Company’s senior management, the Board of Directors and the Enterprise Risk and Compliance Committee.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2024 and December 31, 2023, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2024 Impact on Annual Earnings If:		As of December 31, 2023 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(8)	$19	$20	$6
Mark-to-market gains (losses) on derivative and hedging activities	75	(80)	50	(49)
Increase (decrease) in income before taxes	$67	$(61)	$70	$(43)
Increase (decrease) in net income after taxes	$52	$(47)	$54	$(33)
Increase (decrease) in diluted earnings per common share	$.50	$(.45)	$.47	$(.29)

	At December 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,133	$(63)	—%	$90	—
Other earning assets	2,246	—	—	—	—
Other assets	2,975	52	(2)	20	1
Total assets gain/(loss)	$51,354	$(11)	—%	$110	—
Liabilities
Interest-bearing liabilities	$47,505	$(226)	—%	$241	1%
Other liabilities	830	105	13	(35)	(4)
Total liabilities (gain)/loss	$48,335	$(121)	—	$206	—

	At December 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$52,877	$(88)	—%	$130	—
Other earning assets	2,939	—	—	—	—
Other assets	3,609	7	—	50	1
Total assets gain/(loss)	$59,425	$(81)	—%	$180	—
Liabilities
Interest-bearing liabilities	$55,803	$(274)	—%	$295	1%
Other liabilities	987	113	11	(67)	(7)
Total liabilities (gain)/loss	$56,790	$(161)	—	$228	—

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2024. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.6	$—	$1.6
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.9	—	.9
Prime	monthly	3.1	—	3.1
3 month Term SOFR	quarterly	.2	1.1	(.9)
3 month Term SOFR (1)	monthly	—	.6	(.6)
1 month Term SOFR	monthly	2.0	.8	1.2
Overnight SOFR(2)	daily	29.0	29.7	(.7)
Non Discrete reset (1)	monthly	—	4.3	(4.3)
Non Discrete reset (3)	daily/weekly	2.2	—	2.2
Fixed Rate (4)		12.7	15.4	(2.7)
Total		$51.9	$51.9	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $13.8 billion of 30-day average SOFR lookback debt and $14.1 billion of 90-day average SOFR lookback debt.
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

Properties

The following table lists the principal facilities owned by us as of December 31, 2024:

Location	Function	Business Segment(s)	Approximate Square Feet
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending; Business Processing	133,000
Muncie, IN	Processing Center	Federal Education Loans; Consumer Lending; Business Processing	75,400
Big Flats, NY	Pioneer Credit Recovery — Processing Center	Business Processing	60,000

The following table lists the principal facilities leased by us as of December 31, 2024:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	79,000
Herndon, VA	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
Moorestown, NJ	Pioneer Credit Recovery — Processing Center	Business Processing	30,000
Guaynabo, PR	PAM Puerto Rico — Business Processing	Business Processing	21,000
Irving, TX	Duncan Solutions — Business Processing	Business Processing	21,000
Oakland, CA	Earnest — Loan Originations	Consumer Lending	5,200
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending	4,500

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2025, there were 102,276,303 shares of our common stock outstanding and 236 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2023 and 2024.

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended December 31, 2024.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
October 1 — October 31, 2024	.6	$15.44	.6	$167
November 1 — November 30, 2024	1.9	15.16	1.9	$139
December 1 — December 31, 2024	1.9	14.38	1.9	$111
Total fourth-quarter 2024	4.4	$14.85	4.4

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On September 13, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during third-quarter 2024 from September 16, 2024 to September 30, 2024. This plan terminated by its terms on November 1, 2024. On December 11, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2024 from December 12, 2024 to December 31, 2024. This plan terminated by its terms on January 31, 2025.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 600 Financials and the S&P Small Cap 600 Index. The graph assumes a base investment of $100 at December 31, 2019 and reinvestment of dividends through December 31, 2024.

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

Five Year Cumulative Total Stockholder Return
$180
$160
$140
$120
$100
$80
$60
$40
12/31/19
12/31/20
12/31/21
12/31/22
12/29/23
12/31/24
Navient Corporation
S&P Small Cap 600 Index
S&P 600 Financials

Company/Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Navient Corporation	$100.0	$76.9	$172.2	$138.9	$163.2	$121.4
S&P 600 Financials	$100.0	$91.6	$116.6	$100.1	$105.3	$125.2
S&P Small Cap 600 Index	$100.0	$111.2	$141.0	$118.2	$137.1	$148.9

Source: Bloomberg Total Return Analysis

Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a–1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2024. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2025 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors; ” “Executive Officers;” “Other Matters — Delinquent Section 16(a) Reports" (if applicable); “Director Compensation – Insider Trading Policy," "Anti-Hedging and Pledging Policy” and “Policy on Rule 10b5-1 Trading Plans;” and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2025 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2025 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2024, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—
Net-Settled Options	—	—
Restricted Stock Units	2,091,644	—
Performance Stock Units	927,185	—
Total	3,018,829	—	—
Navient Corporation 2024 Omnibus Incentive Plan:
Traditional options	—	—
Net-Settled Options	—	—
Restricted Stock Units	218,454	—
Performance Stock Units	190,670	—
Total	409,124	—	9,590,246
Amended and Restated Navient Corporation Employee Stock Purchase Plan(2)	—	—	1,422,352
Total equity compensation plans approved by security holders	3,427,953	$—	11,012,598
Total equity compensation plans not approved by security holders	—	$—	—

(1)
Performance Stock Units (PSUs) granted in 2022 vest after a three-year performance period (2022-2024), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 46% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2024. These 2022 PSUs are shown above as outstanding on December 31, 2024, based on the final achieved amount (i.e., 46% of the target amount).
(2)
Number of shares available for issuance under the Amended and Restated Navient Corporation Employee Stock Purchase Plan (as amended from time to time, the ESPP) as of December 31, 2024. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, our then sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2025 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2025 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

2.2

Sale and Purchase Agreement, dated August 7, 2024, between Navient Corporation and Coding Solutions Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed August 13, 2024).

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

10.11†

Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.1 of Navient Corporation’s Annual Report on Form 10-K filed on October 30, 2015).

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

10.20†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 on Navient Corporation’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.21†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 on Navient Corporation’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.22†

Form of Navient Corporation 2014 Omnibus Incentive Plan Independent Director Stock Agreement (incorporated by reference to Exhibit 10.3 on Navient Corporation’s Quarterly Report on Form 10-Q filed on May 1, 2020).

10.23

Underwriting Agreement dated November 1, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation's Current Report on Form 8-K filed on November 5, 2021).

10.24

Consent Judgment and Orders dated January 13, 2022 between Navient Corporation, Navient Solutions, LLC and Pioneer Credit Recovery, Inc. and the Attorney General for the State of Washington as a representative example of the Agreement between the Navient Parties and the State Attorneys General for the States (incorporated by reference to Exhibit 10.24 and the list of States and Localities that are a party to the Consent Judgment and Orders included on Exhibit 10.24.1, both exhibits of which are included on Navient Corporation’s Annual Report on Form 10-K filed on February 25, 2022).

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

10.29†

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

10.30

Amendment No. 1 to Nomination and Cooperation Agreement, dated December 14, 2023, by and among Sherborne Investors Management LP, Newbury Investors LLC, Edward J. Bramson and Navient Corporation (incorporated by reference to Exhibit 10.1 to Navient Corporation's Current Report on Form 8-K filed December 15, 2023).

10.32

Master Terms Agreement, dated as of May 7, 2025, by and between Navient Solutions, LLC and Higher Education Loan Authority of the State of Missouri (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed May 13, 2024).

10.33†	2024 Strategic Transformation Incentive Plan (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed July 5, 2024).

10.34†

Letter Agreement, dated as of July 3, 2024, by and between Navient Corporation and David L. Yowan (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed July 5, 2024).

10.35

Amendment No. 2 to Nomination and Cooperation Agreement, dated December 20, 2024, by and among Sherborne Investors Management LP, Newbury Investors LLC, Sherborne Strategic Fund F, LLC, Edward J. Bramson and Navient Corporation (incorporated by reference to Exhibit 10.1 to Navient Corporation's Current Report on Form 8-K filed December 26, 2024).

19.1*	Navient Securities Trading Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Navient Corporation Executive Officers’ Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Navient Corporation’s Annual Report on Form 10-K filed on February 26, 2024).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Management Contract or Compensatory Plan or Arrangement

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 27, 2025

NAVIENT CORPORATION

By:	/s/ DAVID YOWAN
David Yowan President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID YOWAN David Yowan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/s/ JOE FISHER Joe Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025

/s/ LINDA A. MILLS Linda A. Mills	Chair of the Board of Directors	February 27, 2025

/s/ EDWARD BRAMSON Edward Bramson	Vice Chair of the Board of Directors	February 27, 2025

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 27, 2025

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 27, 2025

/s/ LARRY A. KLANE Larry A. Klane	Director	February 27, 2025

/s/ MICHAEL A. LAWSON Michael A. Lawson	Director	February 27, 2025

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 27, 2025

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on private education loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses for private education loans was $441 million as of December 31, 2024, which included allowance for loan losses related to the private education legacy in-school loans (private legacy ALL). For the private legacy ALL, the expected credit losses are the product of a transition rate model determining the Company's estimates of probability of default and prepayment as well as loss given default on an undiscounted basis. The Company makes estimates regarding transition rates including prepayments and recoveries on defaults, including expected future recoveries on previously fully charged off loans (expected recoveries). The model used to project losses, utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans, including any prepayments and extension options within the control of the borrower. The private legacy ALL incorporates reasonable and supportable forecasts of various macro- economic variables, and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecasts incorporates an assumption that each macro-economic variable will revert to a long-term expectation. Qualitative adjustments are based on factors not reflected in the quantitative model.

We identified the assessment of the private legacy ALL as a critical audit matter. A high degree of audit effort, including skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed an evaluation of the private legacy ALL methodology including the method and model used to estimate the projected losses and certain assumptions. Such assumptions included (1) the forecasted economic scenarios, including related weightings, (2) the reasonable and supportable forecast periods, (3) the transition rates including estimated prepayments, and (4) certain of the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the private legacy ALL estimate including controls over:

●
evaluation of the private legacy ALL methodology
●
continued use and appropriateness of changes made to the model
●
identification and determination of certain assumptions used in the model to estimate credit losses
●
development of certain qualitative adjustments
●
performance monitoring of the model
●
analysis of private legacy ALL results, trends, and ratios

We evaluated the Company's process to develop the private legacy ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry, knowledge, and experience who assisted in:

●
evaluating the Company's private legacy ALL methodology for compliance with U.S. generally accepted accounting principles
●
evaluating the judgments made by the Company relative to the assessment and performance testing of the model, including transition rates used by the Company by comparing them to relevant Company specific metrics and trends and the applicable industry and regulatory practices.
●
assessing the conceptual soundness and performance testing of the model including transition rates by inspecting the model documentation to determine whether the model is suitable for their intended use
●
evaluating the selection of the forecasted economic scenarios, including the weighting of the scenarios, and underlying assumptions by comparing them to business environment and relevant industry practices
●
evaluating the length of reasonable and supportable economic forecast periods by comparing them to specific portfolio risk characteristics and trends
●
evaluating the methodology used to develop certain of the qualitative adjustments and the effect of those adjustments on the private legacy ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s private legacy ALL estimate by evaluating the:

●
cumulative results of the audit procedures
●
qualitative aspects of the Company’s accounting practices
●
potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia

February 27, 2025

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
FFELP Loans (net of allowance for losses of $180 and $215, respectively)	$30,852	$37,925
Private Education Loans (net of allowance for losses of $441 and $617, respectively)	15,716	16,902
Investments	143	146
Cash and cash equivalents	722	839
Restricted cash and cash equivalents	1,381	1,954
Goodwill and acquired intangible assets, net	437	695
Other assets	2,538	2,914
Total assets	$51,789	$61,375
Liabilities
Short-term borrowings	$5,134	$4,226
Long-term borrowings	43,184	53,402
Other liabilities	830	987
Total liabilities	49,148	58,615
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 465 million and 464 million shares issued, respectively	4	4
Additional paid-in capital	3,380	3,353
Accumulated other comprehensive income (net of tax expense of $1 and $6, respectively)	3	19
Retained earnings	4,697	4,638
Total Navient Corporation stockholders’ equity before treasury stock	8,084	8,014
Less: Common stock held in treasury at cost: 362 million and 350 million shares, respectively	(5,443)	(5,254)
Total equity	2,641	2,760
Total liabilities and equity	$51,789	$61,375

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2024	December 31, 2023
FFELP Loans	$30,620	$37,832
Private Education Loans	14,638	15,759
Restricted cash	1,364	1,937
Other assets, net	1,224	1,744
Short-term borrowings	4,532	3,634
Long-term borrowings	38,497	48,169
Net assets of consolidated variable interest entities	$4,817	$5,469

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Interest income:
FFELP Loans	$2,396	$2,897	$1,966
Private Education Loans	1,259	1,369	1,195
Cash and investments	154	153	62
Total interest income	3,809	4,419	3,223
Total interest expense	3,273	3,557	2,102
Net interest income	536	862	1,121
Less: provisions for loan losses	113	123	79
Net interest income after provisions for loan losses	423	739	1,042
Other income (loss):
Servicing revenue	54	64	77
Asset recovery and business processing revenue	271	321	336
Other income	30	21	32
Gain on sale of subsidiaries, net	191	—	—
Losses on debt repurchases	—	(8)	—
Gains on derivative and hedging activities, net	70	11	171
Total other income	616	409	616
Expenses:
Salaries and benefits	316	401	444
Other operating expenses	364	399	332
Total operating expenses	680	800	776
Goodwill and acquired intangible asset impairment and amortization expense	146	10	19
Restructuring/other reorganization expenses	39	25	36
Total expenses	865	835	831
Income before income tax expense	174	313	827
Income tax expense	43	85	182
Net income	$131	$228	$645
Basic earnings per common share	$1.20	$1.87	$4.54
Average common shares outstanding	109	122	142
Diluted earnings per common share	$1.18	$1.85	$4.49
Average common and common equivalent shares outstanding	111	123	144
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$131	$228	$645
Net changes in cash flow hedges, net of tax(1)	(16)	(68)	220
Total comprehensive income	$115	$160	$865

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760	—	$2,760
Comprehensive income (loss):
Net income	—	—	—	—	—	—	131	—	131	—	131
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16)	—	—	(16)	—	(16)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	115	—	115
Cash dividends:	—
Common stock ($.64 per share)	—	—	—	—	—	—	(70)	—	(70)	—	(70)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	1,593,853	—	1,593,853	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	23	—	—	—	23	—	23
Common stock repurchased	—	(11,541,905)	(11,541,905)	—	—	—	—	(179)	(179)	—	(179)
Shares repurchased related to employee stock-based compensation plans	—	(530,702)	(530,702)	—	—	—	—	(8)	(8)	—	(8)
Other	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641	$—	$2,641

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2024	2023	2022
Operating activities
Net income	$131	$228	$645
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of subsidiaries, net	(191)	—	—
Losses on debt repurchases	—	8	—
Goodwill and acquired intangible asset impairment and amortization expense	146	10	19
Stock-based compensation expense	23	24	19
Mark-to-market (gains)/losses on derivative and hedging activities, net	25	147	(590)
Provisions for loan losses	113	123	79
(Increase) decrease in accrued interest receivable	348	(50)	(147)
Increase (decrease) in accrued interest payable	(31)	29	159
Decrease in other assets	91	52	387
Increase (decrease) in other liabilities	(196)	105	(266)
Total adjustments	328	448	(340)
Total net cash provided by operating activities	459	676	305
Investing activities
Education loans originated and acquired	(1,387)	(970)	(2,051)
Principal payments on education loans	9,500	8,322	12,540
Other investing activities, net	(6)	5	96
Disposal of subsidiaries, net of cash disposed of	359	—	—
Total net cash provided by investing activities	8,466	7,357	10,585
Financing activities
Borrowings collateralized by loans in trust - issued	1,106	1,357	2,243
Borrowings collateralized by loans in trust - repaid	(9,770)	(9,753)	(12,581)
Asset-backed commercial paper conduits, net	(116)	8	1,094
Long-term unsecured notes issued	—	989	—
Long-term unsecured notes repaid	(507)	(2,159)	(15)
Other financing activities, net	(79)	(101)	89
Common stock repurchased	(179)	(310)	(400)
Common dividends paid	(70)	(78)	(91)
Total net cash used in financing activities	(9,615)	(10,047)	(9,661)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(690)	(2,014)	1,229
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,793	4,807	3,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,103	$2,793	$4,807
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest	$3,238	$3,431	$1,904
Income taxes paid	$38	$57	$30
Income taxes received	$(3)	$(5)	$(12)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$722	$839	$1,535
Restricted cash and restricted cash equivalents	1,381	1,954	3,272
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,103	$2,793	$4,807

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Navient’s Business

Navient (Nasdaq: NAVI) provides technology-enabled education finance solutions that help millions of people achieve success. Our customer-focused, data-driven services deliver exceptional results for clients. Learn more at Navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•
Federal Education Loans

We own and manage a portfolio of $30.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $15.7 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In 2024, we originated approximately $1.4 billion of Private Education Loans.

•
Business Processing

Navient previously provided both healthcare and government business processing services. Our healthcare services business was sold in September 2024 and our government services business was sold in February 2025, marking the end of Navient providing business processing solutions.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2024 that we consolidate, we are the primary beneficiary as we are the master servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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

Loans

Loans, consisting of federally insured education loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss. Any loans we have not classified as held-for-investment are classified as held-for-sale and carried at the lower of their carrying amount or fair value less cost to sell. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, any allowance for loan losses that existed immediately prior to the reclassification to held-for-sale is reversed through provision.

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

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance was effective on January 1, 2023. Prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which resulted in the $77 million releasing between 2023 and 2024 as the borrowers exited their current modification programs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Investments

Investments are primarily receivables for cash collateral posted to certain counterparties and investments in off-balance sheet securitizations.

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

Subsidiaries Held for Sale

Held for sale classification is required if assets within a disposal group, including our subsidiaries, meet certain criteria which includes management committing to a plan to sell the disposal group, initiating the activities necessary to identify a buyer to finalize the plan and completing a transaction that qualifies for recognition as a sale within one year of establishing the plan. The disposal group must be available for immediate sale and actively marketed at a reasonable sales price reflecting its current condition and thus, its value. Additionally, it must be unlikely that management will make significant changes to or withdraw the plan. If all of these criteria are met, the assets within a disposal group, including our subsidiaries, would be deemed held for sale and their basis would be recorded at the lower of its carrying amount or fair value less cost to sell.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

During the fourth quarter of 2024, Navient met all of these criteria with respect to its government services line of business resulting in held for sale classification of these subsidiaries. Also in the fourth quarter, Navient entered into an agreement to sell its government services businesses to a willing buyer. The $66 million net basis of these subsidiaries ($94 million of assets less $28 million of liabilities) was written down to their estimated sales price or fair value less cost to sell, which was equal to the estimated net sales price resulting in a $28 million loss, which is presented in the "Gain on sale of subsidiaries, net" line in the statement of income. A balance sheet reserve was established to offset the basis of the assets held for sale in an amount equal to the estimated loss, which amount is included in Other Liabilities in the balance sheet. In February 2025, Navient completed the sale of its equity interests in its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2024, we had $7 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

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

Asset Recovery and Business Processing Revenue

We account for certain asset recovery and business processing contract revenue (herein referred to as revenue from contracts with customers) in accordance with ASC 606, “Revenue from Contracts with Customers.” All Business Processing segment revenue is accounted for under ASC 606. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

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

During 2024 and 2023, the Company incurred $39 million and $25 million, respectively, of restructuring/other reorganization expenses. In 2024, these expenses related primarily to severance costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility. Expense in 2023 related primarily to severance costs incurred in connection with the CEO transition as well as a facility lease termination and impairment of a facility held for sale in conjunction with the implementation of certain efficiency initiatives.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2023 and 2022, to be consistent with classifications adopted for 2024, which had no effect on net income, total assets or total liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which requires expanded disclosures regarding significant segment expenses for each reportable segment. Significant segment expenses include expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. The ASU also requires disclosure of the CODM’s title and position and permits companies to disclose multiple segment profit or loss measures if the CODM uses these measures to allocate resources and assess segment performance. Companies must reconcile each measure of profit or loss quarterly to the consolidated income statement. This guidance became effective beginning after January 1, 2024, for fiscal years, and beginning after January 1, 2025, for interim periods. See "Note 15 – Segment Reporting" for the disclosures implemented in connection with this guidance.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires companies to disclose additional information in specified categories regarding reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This guidance will become effective beginning after January 1, 2025, for fiscal years, and beginning after January 1, 2026, for interim periods. Early adoption is permitted; however, we will implement the guidance upon the effective date.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Education Loans (Continued)

As of December 31, 2024, the balance of in-school loans that had been originated since 2020 was $855 million. These in-school Private Education Loans are generally fixed rate. In early 2020, Navient entered into a loan purchase agreement with a third party whereby Navient provides marketing services to the third party for the purpose of originating in-school loans, and once disbursed in-full those loans are purchased by Navient. The difference between the marketing fee paid to Navient by the third party and the premium paid to the third party by Navient for the loans, is deferred and amortized through loan income over the life of the loans. In October 2022, the agreement was amended to a Participation Agreement, whereby Navient purchases a participation interest in each loan immediately after disbursement, thereby carrying the loans on-balance sheet before holding legal title to the loan. Once the loan is fully disbursed, Navient purchases the remaining interest in the loan from the third party and full legal title to the loan is transferred to Navient.

The estimated weighted average life of education loans in our portfolio was approximately 7 years and 5 years at December 31, 2024 and 2023, respectively. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2024		Year Ended December 31, 2024
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$11,103	24%	$12,252	7.25%
FFELP Consolidation Loans, net	19,749	42	21,694	6.96
Private Education Loans, net	15,716	34	16,809	7.49
Total education loans, net	$46,568	100%	$50,755	7.20%

	December 31, 2023		Year Ended December 31, 2023
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$13,564	25%	$14,949	7.44%
FFELP Consolidation Loans, net	24,361	44	26,242	6.80
Private Education Loans, net	16,902	31	18,463	7.42
Total education loans, net	$54,827	100%	$59,654	7.15%

As of December 31, 2024 and 2023, 86% and 85%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses

Allowance for Loan Losses Rollforward

	Year Ended December 31, 2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$215	$617	$832
Total provision	1	112	113
Charge-offs:
Gross charge-offs	(36)	(355)	(391)
Expected future recoveries on current period gross charge-offs	—	43	43
Total(1) (2)	(36)	(312)	(348)
Adjustment resulting from the change in charge-off rate(3)	—	(23)	(23)
Net charge-offs	(36)	(335)	(371)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	47	47
Allowance at end of period	$180	$441	$621
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(3)	.13%	1.94%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(3)	—%	.14%
Net charge-offs as a percentage of average loans in repayment (annualized)	.13%	2.08%
Ending total loans	$31,032	$16,157
Average loans in repayment	$27,190	$16,078
Ending loans in repayment	$25,405	$15,363

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
(3)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$226
Expected future recoveries of current period defaults	43
Recoveries (cash collected)	(41)
Charge-offs (as a result of lower recovery expectations)	(49)
End of period expected future recoveries on previously fully charged-off loans	$179
Change in balance during period	$(47)

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
(2)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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
(2)
Related to increasing the net charge-off rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

	FFELP Loan Delinquencies
	December 31, 2024		December 31, 2023
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,262		$1,557
Loans in forbearance(2)	4,365		6,147
Loans in repayment and percentage of each status:
Loans current	20,675	81.4%	26,204	86.1%
Loans delinquent 31-60 days(3)	1,479	5.8	1,193	3.9
Loans delinquent 61-90 days(3)	1,043	4.1	746	2.5
Loans delinquent greater than 90 days(3)	2,208	8.7	2,293	7.5
Total FFELP Loans in repayment	25,405	100%	30,436	100%
Total FFELP Loans	31,032		38,140
FFELP Loan allowance for losses	(180)		(215)
FFELP Loans, net	$30,852		$37,925
Percentage of FFELP Loans in repayment		81.9%		79.8%
Delinquencies as a percentage of FFELP Loans in repayment		18.6%		13.9%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.7%		16.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	December 31, 2024	December 31, 2023	Change
Stafford Loans	$9,966	$12,171	$(2,205)
Consolidation Loans	17,956	22,272	(4,316)
Rehab Loans	3,110	3,697	(587)
Total loans, gross	$31,032	$38,140	$(7,108)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	December 31, 2024
(Dollars in millions)	2024	2023	2022	2021	2020	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,186	$741	$1,317	$3,294	$1,005	$6,904	$14,447	89%
Below 640	20	31	83	149	36	1,391	1,710	11
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
Loan Status:
In-school/grace/ deferment/forbearance	$73	$69	$67	$82	$18	$485	$794	5%
Current/90 days or less delinquent	1,130	697	1,319	3,340	1,017	7,441	14,944	92
Greater than 90 days delinquent	3	6	14	21	6	369	419	3
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
Seasoning(1):
1-12 payments	$1,143	$148	$24	$19	$2	$36	$1,372	8%
13-24 payments	—	568	144	49	9	48	818	5
25-36 payments	—	—	1,189	751	17	87	2,044	13
37-48 payments	—	—	—	2,581	133	162	2,876	18
More than 48 payments	—	—	—	—	872	7,803	8,675	54
Loans in-school/ grace/deferment	63	56	43	43	8	159	372	2
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
Certain Loan Modifications(2):
Modified	$—	$14	$85	$186	$57	$5,272	$5,614	35%
Non-Modified	1,206	758	1,315	3,257	984	3,023	10,543	65
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
Cosigners:
With cosigner(3)	$277	$246	$152	$79	$19	$4,468	$5,241	32%
Without cosigner	929	526	1,248	3,364	1,022	3,827	10,916	68
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
School Type:
Not-for-profit	$1,132	$729	$1,325	$3,241	$995	$7,107	$14,529	90%
For-profit	74	43	75	202	46	1,188	1,628	10
Total	$1,206	$772	$1,400	$3,443	$1,041	$8,295	$16,157	100%
Allowance for loan losses							(441)
Total loans, net							$15,716

Charge-Offs	$(1)	$(4)	$(11)	$(18)	$(4)	$(297)	$(335)

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that met that definition in 2023 and 2024). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at December 31, 2024.

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
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that met that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	December 31, 2024		December 31, 2023
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$372		$360
Loans in forbearance(2)	422		363
Loans in repayment and percentage of each status:
Loans current	14,419	93.9%	15,935	94.9%
Loans delinquent 31-60 days(3)	319	2.1	308	1.8
Loans delinquent 61-90 days(3)	206	1.3	173	1.0
Loans delinquent greater than 90 days(3)	419	2.7	380	2.3
Total loans in repayment	15,363	100%	16,796	100%
Total loans	16,157		17,519
Allowance for losses	(441)		(617)
Loans, net	$15,716		$16,902
Percentage of loans in repayment		95.1%		95.9%
Delinquencies as a percentage of loans in repayment		6.1%		5.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.7%		2.1%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of December 31, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,686	10.4%	$885	5.5%	$124	.8%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,668	9.5%	$923	5.3%	$138	.8%

(1)
As of December 31, 2024 and 2023, there was $1.0 billion and $1.2 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

For those loans modified in 2024 and 2023, the following tables shows the impact of such modifications.

Year Ended December 31, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.0% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.6% to 5.4%.

Year Ended December 31, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.2% to 5.3%	Added an average 7 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.2%.

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

(Dollars in millions)	December 31, 2024	December 31, 2023
Modified loans (amortized cost) (1)	$569	$272
Payment default (par)	$582	$278
Charge-offs (par)	$15	$15

(1)
For the years ended December 31, 2024 and 2023, the modified loans include $429 million and $175 million, respectively, of Interest Rate Reduction, $30 million and $14 million, respectively, of Combination Rate Reduction and Term Extension, and $110 million and $83 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified during the 12-month period preceding the balance sheet dates below.

(Dollars in millions)	Payment Status (Amortized Cost)
Loan Status	December 31, 2024	December 31, 2023
Loans in School/Deferment	$21	$22
Loans in Forbearance	162	93
Loans current	2,037	2,199
Loans delinquent 31 - 60 days	172	160
Loans delinquent 61 - 90 days	117	96
Loans delinquent greater than 90 days	186	159
Total Modified Loans	$2,695	$2,729

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

Years Ended December 31,
(Dollars in millions)	2022
Modified loans	$250
Charge-offs	$280
Payment default	$46

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations and Divestitures, Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

	As of December 31,
(Dollars in millions)	2024	2023
Federal Education Loans reportable segment:
FFELP Loans	$227	$227
Federal Education Loan Servicing	5	5
Total	232	232
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	106	106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Business Processing reportable segment:
Government Services	—	136
Healthcare Services	—	106
Total	—	242
Total goodwill	$428	$670

Interim Goodwill Impairment Testing

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

FFELP Loans goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows could result in partial impairment of FFELP goodwill in 2025. The potential timing of impairment could be accelerated if prepayment rates are higher than anticipated or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations and Divestitures, Goodwill and Acquired Intangible Assets (Continued)

With respect to the Government Services reporting unit, in the second half of September 2024, we were informed a contract that represented a significant portion of Government Services income would not be renewed in 2025. In addition, a federal program, which is a significant part of a Government Services contract, remained unfunded during the third quarter. At that time there had been increased uncertainty as to when or if there will be congressional approval to fund this program, which would result in the resumption of services provided by Government Services under this contract. These two events in September 2024 resulted in a significant decline in the estimated fair value of the reporting unit. Based on active discussions with potential buyers of the Government Services business at that time and their indication of a potential purchase price, Navient concluded that Government Services’ $138 million of goodwill and acquired intangible assets were fully impaired.

Annual Goodwill Impairment Testing – October 1, 2024

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2024 annual impairment testing, we performed a quantitative impairment test of goodwill associated with our FFELP Loans valuing the reporting unit as of October 1, 2024. Utilizing an income approach, goodwill was not deemed impaired as a result of the quantitative impairment test, as the fair value of the reporting unit was greater than its carry value.

The income approach measures the value of the reporting unit’s future economic benefit determined by its discounted cash flows derived from our portfolio cash projections. Since the FFELP Loans reporting unit is winding down, the projections extend through the anticipated wind-down period and no residual value is ascribed.

We retained a third-party appraisal firm to develop the discount rate utilized to value the FFELP reporting unit in a manner consistent with the approach described above related to the development of the discount rate in the third quarter. We reviewed and approved the discount rate provided by the third-party appraiser including the factors incorporated to develop the discount rates.

We performed a qualitative impairment test of goodwill associated with our Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Recent In-School Loans and Private Education Refinance Loans. We assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than it’s carrying value. We considered the amount of excess fair value for each reporting unit over their carrying values as of October 1, 2022 when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying amounts. The current outlook and cash flows for the Federal Education Loan Servicing and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2022 assessment. The cash flows for these reporting units continue to decline consistent with our expectations as the underlying portfolios amortize. Macroeconomic conditions in 2023 and 2024, primarily the higher interest rate environment experienced during 2023 and 2024 in comparison to 2022, have not significantly impacted these estimates. For the Private Education Refinance Loans reporting unit, we considered the performance of the current portfolio, which continues to maintain high credit quality, future origination volume, which is expected to increase in 2025, and Navient’s strong liquidity position with its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans. For the Private Education Recent In-School Loans reporting unit, we considered the increase in brand awareness in 2024 of Earnest, a wholly owned subsidiary of Navient, through continued development and rollout of new programs and product offerings and (Navient’s continued success utilizing its Going Merry platform to enable students to match to and apply for scholarships, institutional aid and government grants.) Strong in-school origination growth is expected in 2025 (with sustained growth expected in the future). No goodwill was deemed impaired for these reporting units as of October 1, 2024 after assessing these relevant qualitative factors

For each of our reporting units, we also considered the current regulatory and legislative environment, the current economic environment, our 2024 earnings, 2025 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity and concluded that no goodwill associated with our reporting units was impaired. Although our market capitalization was less than our book equity at October 1, 2024, we have concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at October 1, 2024. Our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis. Additionally, the implied control premium at October 1, 2024 is a reasonable control premium above the then current stock price.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations and Divestitures, Goodwill and Acquired Intangible Assets (Continued)

If the regulatory environment changes such that it negatively impacts our reporting units or future. economic conditions are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, goodwill attributed to our reporting units could be impaired in future periods.

Divestitures

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

On December 19, 2024, Navient entered into an agreement to sell its government services businesses. During the fourth quarter of 2024, our government services businesses met the criteria for held for sale classification. The basis of these subsidiaries was written down to their estimated sales price or fair value less cost to sell, which was equal to the estimated net sales price resulting in a $28 million loss, which is presented in the "Gain on sale of subsidiaries, net" line in the statement of income. In February 2025, Navient completed the sale of its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2024			As of December 31, 2023
(Dollars in millions)	Cost Basis	Accumulated Impairment and Amortization(3)(4)	Net	Cost Basis(3)	Accumulated Impairment and Amortization(3)(4)	Net
Customer, services and lending relationships(1)	$139	$(139)	$—	$218	$(212)	$6
Software and technology(1)(2)	93	(88)	5	119	(110)	9
Trade names and trademarks(1)(2)	13	(9)	4	40	(30)	10
Total acquired intangible assets	$245	$(236)	$9	$377	$(352)	$25

(1)
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
(4)
We recorded amortization of acquired intangible assets of $8 million, $10 million and $14 million in 2024, 2023 and 2022, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $3 million, $4 million and $3 million in 2025, 2026 and after 2026, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2024					December 31, 2023
(Dollars in millions)	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total
Unsecured borrowings:
Senior unsecured debt	$553	6.64%	$4,806	6.61%	$5,359	$506	5.88%	$5,351	6.61%	$5,857
Total unsecured borrowings	553	6.64	4,806	6.61	5,359	506	5.88	5,351	6.61	5,857
Secured borrowings:
FFELP Loan securitizations(1)(2)(3)	41	6.01	28,268	5.53	28,309	59	6.84	35,626	6.06	35,685
Private Education Loan securitizations(4)	631	7.76	10,338	3.50	10,969	435	8.14	11,754	3.59	12,189
FFELP Loan ABCP facilities(5)	1,586	5.62	74	5.46	1,660	1,854	6.60	89	6.29	1,943
Private Education Loan ABCP facilities(5)	2,274	5.93	—	—	2,274	1,286	6.62	821	6.84	2,107
Other(6)	54	4.81	40	5.50	94	95	5.61	39	5.50	134
Total secured borrowings	4,586	6.06	38,720	4.99	43,306	3,729	6.76	48,329	5.47	52,058
Total before hedge accounting adjustments(7)	5,139	6.12	43,526	5.17	48,665	4,235	6.66	53,680	5.59	57,915
Hedge accounting adjustments	(5)	.01	(342)	.04	(347)	(9)	.01	(278)	.03	(287)
Total	$5,134	6.13%	$43,184	5.21%	$48,318	$4,226	6.67%	$53,402	5.62%	$57,628

(1)
Includes $41 million and $59 million of short-term debt and $87 million and $122 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2024 and 2023, respectively.
(2)
Includes $1.3 billion and $1.6 billion of non-U.S. dollar-denominated debt as of December 31, 2024 and 2023, respectively, which has been hedged with swaps converting to U.S. dollars.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.2 billion as of December 31, 2024 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2029 and 2038. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $631 million and $435 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2024 and 2023, respectively.
(5)
ABCP facilities include $1.3 billion and $2.1 billion of gross issuances in the years ended December 31, 2024 and 2023, respectively, and $1.4 billion and $2.1 billion of gross paydowns in the years ended December 31, 2024 and 2023, respectively.
(6)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.
(7)
Includes $30.0 billion and $38.2 billion of long-term floating rate debt as of December 31, 2024 and 2023, respectively, and $14.0 billion and $15.5 billion of long-term fixed rate debt as of December 31, 2024 and 2023, respectively.
(8)
Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

As of December 31, 2024, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total
Year of Maturity
2025	$—	$4,180	$4,180
2026	524	3,896	4,420
2027	697	3,563	4,260
2028	514	3,401	3,915
2029	945	3,203	4,148
2030-2044	2,126	20,477	22,603
Total before hedge accounting adjustments	4,806	38,720	43,526
Hedge accounting adjustments	(159)	(183)	(342)
Total	$4,647	$38,537	$43,184

(1)
We view our securitization trust debt as long-term based on the contractual maturity dates. However, we have projected the expected principal paydowns based on our current estimates regarding the loan prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2025 include $4.2 billion related to the securitization trust debt.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2024 and 2023, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$41	$28,268	$28,309	$28,983	$901	$1,211	$31,095
Private Education Loan securitizations	631	10,338	10,969	12,054	335	113	12,502
FFELP Loan ABCP facilities	1,586	74	1,660	1,637	53	78	1,768
Private Education Loan ABCP facilities	2,274	—	2,274	2,584	75	66	2,725
Total before hedge accounting adjustments	4,532	38,680	43,212	45,258	1,364	1,468	48,090
Hedge accounting adjustments	—	(183)	(183)	—	—	(244)	(244)
Total	$4,532	$38,497	$43,029	$45,258	$1,364	$1,224	$47,846

	December 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$59	$35,626	$35,685	$35,935	$1,441	$1,673	$39,049
Private Education Loan securitizations	435	11,754	12,189	13,396	350	119	13,865
FFELP Loan ABCP facilities	1,854	89	1,943	1,897	77	92	2,066
Private Education Loan ABCP facilities	1,286	821	2,107	2,363	69	50	2,482
Total before hedge accounting adjustments	3,634	48,290	51,924	53,591	1,937	1,934	57,462
Hedge accounting adjustments	—	(121)	(121)	—	—	(190)	(190)
Total	$3,634	$48,169	$51,803	$53,591	$1,937	$1,744	$57,272

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2025 to April 2026. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2024, there was approximately $1.7 billion outstanding under these facilities, with approximately $1.8 billion of assets securing these facilities. As of December 31, 2024, the maximum unused capacity under these facilities was $424 million and we had $232 million of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

We have FFELP Loan Repurchase Facilities that 1) provide liquidity for the acquisition of certain Navient-sponsored auction rate securities, where borrowings under the facility are secured by the auction rate securities; and 2) are collateralized by the net assets in previously issued FFELP Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2024, there was approximately $0.1 billion outstanding under these facilities.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2025 to October 2025. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2024, there was approximately $2.3 billion outstanding under these facilities, with approximately $2.7 billion of assets securing these facilities. As of December 31, 2024, the maximum unused capacity under these facilities was $1.5 billion and we had $1.1 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2024, there was approximately $0.6 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $0, $1.0 billion and $0 of unsecured debt in 2024, 2023 and 2022, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Debt principal repurchased	$—	$850	$—
Losses on debt repurchases	$—	$(8)	$—

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

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the "net" mark to market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2024 and 2023, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $9 million and $6 million, respectively.

Our on-balance sheet securitization trusts have $1.3 billion of Euro denominated bonds outstanding as of December 31, 2024. To convert these non-US dollar denominated bonds into US dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $245 million notional of interest rate swaps which are primarily used to convert Prime received on securitized education loans to SOFR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2024 and 2023, the net positive exposure on swaps in securitization trusts was $0 and $0 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$25	$55	$—	$—	$25	$55
Total derivative assets(2)		—	—	25	55	—	—	25	55
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	(1)	—	(1)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(244)	(189)	—	—	(244)	(189)
Total derivative liabilities(2)		—	—	(244)	(189)	—	(1)	(244)	(190)
Net total derivatives		$—	$—	$(219)	$(134)	$—	$(1)	$(219)	$(135)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Gross position	$25	$55	$(244)	$(190)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	25	55	(244)	(190)
Cash collateral (held) pledged	(26)	(60)	30	46
Net position	$(1)	$(5)	$(214)	$(144)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2024		As of December 31, 2023
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$495	$(5)	$490	$(9)
Long-term borrowings	$4,517	$(345)	$5,341	$(281)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023
Notional Values:
Interest rate swaps	$.1	$2.2	$4.1	$4.6	$2.2	$1.9	$6.4	$8.7
Cross-currency interest rate swaps	—	—	1.3	1.6	—	—	1.3	1.6
Total derivatives	$.1	$2.2	$5.4	$6.2	$2.2	$1.9	$7.7	$10.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$—	$104	$(610)
Gains (losses) recognized in net income on hedged items	(3)	(128)	660
Net fair value hedge ineffectiveness gains (losses)	(3)	(24)	50
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(55)	64	(63)
Gains (losses) recognized in net income on hedged items	63	(86)	96
Net fair value hedge ineffectiveness gains (losses)	8	(22)	33
Total fair value hedges(1)(2)	5	(46)	83
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading:
Interest rate swaps	70	11	130
Floor income contracts	—	—	41
Total trading derivatives(3)	70	11	171
Mark-to-market gains (losses) recognized	$75	$(35)	$254

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Total gains (losses) on cash flow hedges	$5	$16	$194
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(21)	(84)	26
Net changes in cash flow hedges, net of tax	$(16)	$(68)	$220

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2024	December 31, 2023
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$26	$60
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$26	$60
Derivative asset at fair value including accrued interest	$33	$62
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$30	$46
Total collateral pledged	$30	$46
Derivative liability at fair value including accrued interest and premium receivable	$250	$197

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2024	December 31, 2023
Accrued interest receivable	$1,733	$2,081
Benefit and insurance-related investments	459	460
Income tax asset, net	120	122
Derivatives at fair value	25	55
Accounts receivable	49	101
Fixed assets	52	62
Other	100	33
Total	$2,538	$2,914

9. Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2024, 103 million shares were issued and outstanding and 14 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

Dividend and Share Repurchase Program

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2024	2023	2022
Common stock repurchased(1)	11.5	18.0	24.8
Common stock repurchased (in dollars)(1)	$179	$310	$400
Average purchase price per share(1)	$15.51	$17.21	$16.13
Remaining common stock repurchase authority(1)	$111	$290	$600
Shares repurchased related to employee stock- based compensation plans(2)	.5	1.3	1.2
Average purchase price per share(2)	$15.83	$18.44	$17.84
Common shares issued(3)	1.6	2.6	2.5
Dividends paid	$70	$78	$91
Dividends per share	$.64	$.64	$.64

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2024 was $13.29.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Numerator:
Net income (loss)	$131	$228	$645
Denominator:
Weighted average shares used to compute basic EPS	109	122	142
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	1	2
Dilutive potential common shares(2)	2	1	2
Weighted average shares used to compute diluted EPS	111	123	144
Basic earnings (loss) per common share	$1.20	$1.87	$4.54
Diluted earnings (loss) per common share	$1.18	$1.85	$4.49

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the years ended December 31, 2024, 2023 and 2022, there were 0 million shares outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During 2024, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

Education Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of its carrying amount or fair value less cost to sell if the loan is held-for-sale. Fair values are determined by modeling loan cash flows using stated terms of the assets using mostly internally developed assumptions that are validated against market transactions when available.

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

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2024 and 2023, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2024				December 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$25	$—	$25	$—	$55	$—	$55
Total derivative assets(2)	—	25	—	25	—	55	—	55
Total	$—	$25	$—	$25	$—	$55	$—	$55
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Cross-currency interest rate swaps	—	—	(244)	(244)	—	—	(189)	(189)
Total derivative liabilities(2)	—	—	(244)	(244)	—	—	(190)	(190)
Total	$—	$—	$(244)	$(244)	$—	$—	$(190)	$(190)

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

	Year Ended December 31, 2024
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(189)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	(93)	—	(93)
Included in other comprehensive income	—	—	—	—
Settlements	—	38	—	38
Transfers in and/or out of level 3	1	—	—	1
Balance, end of period	$—	$(244)	$—	$(244)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(55)	$—	$(55)

	Year Ended December 31, 2023
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	1	17	—	18
Included in other comprehensive income	—	—	—	—
Settlements	—	47	—	47
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(1)	$(189)	$—	$(190)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$64	$—	$65

	Year Ended December 31, 2022
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	1	(105)	—	(104)
Included in other comprehensive income	—	—	—	—
Settlements	1	42	—	43
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(2)	$(253)	$—	$(255)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(63)	$—	$(62)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
Gains (losses) on derivative and hedging activities, net	$—	$1	$1
Interest expense	(93)	17	(105)
Total	$(93)	$18	$(104)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2024	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(244)	Discounted cash flow	Constant Prepayment Rate	5%
Total	$(244)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$30,766	$30,852	$(86)	$36,590	$37,925	$(1,335)
Private Education Loans	15,367	15,716	(349)	16,287	16,902	(615)
Cash and investments	2,246	2,246	—	2,939	2,939	—
Total earning assets	48,379	48,814	(435)	55,816	57,766	(1,950)
Interest-bearing liabilities
Short-term borrowings	5,144	5,134	(10)	4,237	4,226	(11)
Long-term borrowings	42,361	43,184	823	51,566	53,402	1,836
Total interest-bearing liabilities	47,505	48,318	813	55,803	57,628	1,825
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	25	25	—	54	54	—
Cross-currency interest rate swaps	(244)	(244)	—	(189)	(189)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$378			$(125)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments, Contingencies and Guarantees

Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits against relating to loan servicing or business processing and which allege violations of state or federal laws in connection with servicing or collection activities on education loans and other debts.

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable. As of June 30, 2024, the contingency loss liability was $105 million (of which $3 million related to expected legal costs). Navient reached an agreement to settle the CFPB lawsuit in September 2024. While we do not agree with the CFPB’s allegations, this resolution is consistent with our go-forward activities and is an important positive milestone in our transformation of the Company. As part of the settlement, pursuant to which the Company did not admit to any wrongdoing, Navient agreed to pay $120 million, which includes a $100 million payment that will be used by the CFPB to make payments to certain borrowers as determined by the CFPB, in addition to a $20 million penalty. In light of the contingency loss liability established in the amount of $105 million as of June 30, 2024, there was an additional $18 million of contingency expense recorded in third-quarter 2024. The $120 million was paid prior to September 30, 2024. The settlement prohibits Navient from servicing federal student loans (other than in the role as master servicer of Navient’s FFELP Loan portfolio), and further prohibits Navient from purchasing any FFELP Loans in the future. These restrictions are not expected to have a material impact on Navient’s business as Navient had already exited its Direct loan servicing contract with the Department of Education in 2021, and entered into an agreement with MOHELA to service Navient’s FFELP Loan portfolio in May 2024. It is not anticipated that the other requirements of the settlement will impact Navient’s go-forward business plans or operations.

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

OIG Audit

The Office of the Inspector General (the OIG) of ED commenced an audit regarding Special Allowance Payments (SAP) on September 10, 2007. OIG issued a final audit report in August 2009. In September 2013, we received the final audit determination of Federal Student Aid (the Final Audit Determination). The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustments to our government billing on FFELP loans to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations. We appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program if such guidance is deemed unreliable. In January 2021, the Acting Secretary of Education upheld the decision of the administrative law judge. In March 2021, we filed a complaint for declaratory judgment in federal court seeking to set aside the Acting Secretary’s decision. On December 16, 2022, the court determined that ED failed to adequately assess our reliance upon the previously issued Dear Colleague letter, granted our Motion for Summary Judgment and ordered that the Acting Secretary’s decision be vacated and remanded to ED for further proceedings. In December 2024, we agreed to a settlement with ED to resolve the matter. While we continued to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations, the Company felt it was in its best interest to put the matter behind it to avoid the cost of continued litigation. As disclosed previously, the Company first established a reserve for this matter in 2014 and increased the reserve in 2020 in response to the decision by the Acting Secretary. In 2024, the reserve was reduced to $15 million in connection with the settlement with ED. The settlement does not have a material effect on the Company as a whole.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Non-deductible goodwill impairment	4.2	—	—
Non-deductible regulatory-related expenses	2.4	—	—
Recognition of deferred tax asset on government services business basis difference	(5.3)	—	—
State tax, net of federal benefit	4.2	5.5	.9
Other, net	(1.5)	.6	.1
Effective tax rate	25.0%	27.1%	22.0%

Income tax expense consists of:

	December 31,
(Dollars in millions)	2024	2023	2022
Current provision/(benefit):
Federal	$29	$63	$(2)
State	8	24	(25)
Foreign	—	—	1
Total current provision/(benefit)	37	87	(26)
Deferred provision/(benefit):
Federal	5	—	173
State	1	(2)	35
Foreign	—	—	—
Total deferred provision/(benefit)	6	(2)	208
Provision for income tax expense/(benefit)	$43	$85	$182

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2024	2023
Deferred tax assets:
Loan reserves	$181	$237
Accrued expenses not currently deductible	22	39
Education loan premiums and discounts, net	40	32
Government services business held for sale	18	—
Operating loss and credit carryovers	9	11
Stock-based compensation plans	7	5
Acquired intangible assets	9	—
Other	16	18
Total deferred tax assets	302	342
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	100	114
Acquired intangible assets	—	23
Original issue discount on borrowings	13	13
Other	5	7
Total deferred tax liabilities	118	157
Net deferred tax assets	$184	$185

Included in operating loss and credit carryovers is a valuation allowance of $123 million and $98 million as of December 31, 2024 and 2023, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to): any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2024
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$30	$6	Begins in 2032	$1	$5
State operating loss carryovers	718	45	Begins in 2025	41	4
State IRC § 163(j) disallowed interest expense carryovers	5,719	81	Indefinite	81	—
		$132		$123	$9

(1)
The valuation allowance attributable to deferred tax assets for federal and state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$48.5	$50.7	$58.8
Increases resulting from tax positions taken during a prior period	8.8	3.8	10.8
Decreases resulting from tax positions taken during a prior period	(6.4)	(4.5)	(18.6)
Increases resulting from tax positions taken during the current period	10.2	7.4	6.7
Decreases related to settlements with taxing authorities	(6.0)	(3.8)	(1.0)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(8.0)	(5.1)	(6.0)
Unrecognized tax benefits at end of year (1)	$47.1	$48.5	$50.7

(1)
Included in the $47.1 million of gross unrecognized tax benefits at December 31, 2024 are $37.2 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2021 are closed for federal examinations purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

14. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2024			2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—	$2	$—	$2
Government services	—	183	183	—	200	200	—	187	187
Healthcare services	—	88	88	—	121	121	—	143	143
Total	$—	$271	$271	$—	$321	$321	$2	$330	$332

Revenue by Client Type

	Years Ended December 31,
	2024			2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$41	$41	$—	$62	$62	$—	$8	$8
Guarantor agencies	—	—	—	—	—	—	2	—	2
State and local government	—	73	73	—	68	68	—	116	116
Tolling authorities	—	69	69	—	70	70	—	63	63
Hospitals and other healthcare providers	—	88	88	—	121	121	—	143	143
Total	$—	$271	$271	$—	$321	$321	$2	$330	$332

As of December 31, 2024, 2023, and 2021 there was $39 million, $95 million, and $67 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting

We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

These segments meet the quantitative thresholds for reportable operating segments. Accordingly, the results of operations of these reportable operating segments are presented separately. The underlying operating segments are used by the Company’s CODM, our chief executive officer, to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments. As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income. Accordingly, information regarding our reportable operating segments net income is provided on a Core Earnings basis.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2024	2023
FFELP Loans, net	$30,852	$37,925
Cash and investments(1)	955	1,520
Other	1,818	2,128
Total assets	$33,625	$41,573

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

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2024	2023
Private Education Loans, net	$15,716	$16,902
Cash and investments(1)	524	497
Other	569	577
Total assets	$16,809	$17,976

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Business Processing Segment

In September 2024, Navient completed the sale of its equity interests in Xtend, which comprised the Company's healthcare services business in its Business Processing segment for $369 million resulting in a $219 million gain on sale. In February 2025, Navient completed the sale of its equity interests in its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment. During the fourth quarter of 2024, our government services businesses met the criteria for held for sale classification, resulting in a $28 million loss being recognized as a result of adjusting the basis to the estimated sales price.

Prior to the sale of its healthcare and government services businesses, Navient provided business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. We leveraged the same expertise and intelligent tools we use to deliver successful results for portfolios we own. Our support enabled our clients to ensure better constituent outcomes, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients included:

•
Government: We offered our solutions to federal agencies, state governments, tolling and parking authorities, and other public sector clients.
•
Healthcare: Our clients included hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

At December 31, 2024 and 2023, the Business Processing segment had total assets of $103 million and $380 million, respectively.

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

At December 31, 2024 and 2023, the Other segment had total assets of $1.3 billion and $1.4 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,655					$2,397	$1,259	$—	$—
Cash and investments	154					88	25	—	41
Total interest income	3,809					2,485	1,284	—	41
Total interest expense	3,273					2,323	786	—	128
Net interest income (loss)	536	$35	$2	$37	$573	162	498	—	(87)
Less: provisions for loan losses	113				113	1	112	—	—
Net interest income (loss) after provisions for loan losses	423					161	386	—	(87)
Other income (loss):
Servicing revenue	54					44	10	—	—
Asset recovery and business processing revenue	271					—	—	271	—
Other revenue	100					5	1	—	24
Gain on sale of subsidiary	191	—	—	—	—	—	—	191	—
Total other income (loss)	616	(35)	(35)	(70)	546	49	11	462	24
Expenses:
Direct operating expenses	445					74	143	228	—
Unallocated shared services expenses	235					—	—	—	235
Operating expenses(2)	680	—	—	—	680	74	143	228	235
Goodwill and acquired intangible asset impairment and amortization	146	—	(146)	(146)	—	—	—	—	—
Restructuring/other reorganization expenses	39	—	—	—	39	—	—	—	39
Total expenses	865	—	(146)	(146)	719	74	143	228	274
Income (loss) before income tax expense (benefit)	174	—	113	113	287	136	254	234	(337)
Income tax expense (benefit)(3)	43	—	23	23	66	31	58	54	(77)
Net income (loss)	$131	$—	$90	$90	$221	$105	$196	$180	$(260)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$37	$—	$37
Total other income (loss)	(70)	—	(70)
Goodwill and acquired intangible asset impairment and amortization	—	(146)	(146)
Total Core Earnings adjustments to GAAP	$(33)	$146	113
Income tax expense (benefit)			23
Net income (loss)			$90

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$57	$54	$—	$6	$117
Information technology expenses	8	31	15	84	138
Corporate expenses	4	3	4	98	109
Other/remaining expenses	5	55	209	47	316
Operating expenses	$74	$143	$228	$235	$680

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$4,266					$2,901	$1,369	$—	$—
Cash and investments	153					76	27	—	50
Total interest income	4,419					2,977	1,396	—	50
Total interest expense	3,557					2,497	816	—	164
Net interest income (loss)	862	$32	$52	$84	$946	480	580	—	(114)
Less: provisions for loan losses	123				123	56	67	—	—
Net interest income (loss) after provisions for loan losses	739					424	513	—	(114)
Other income (loss):
Servicing revenue	64					52	12	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					14	2	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	66	14	321	(3)
Expenses:
Direct operating expenses	508					72	151	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses(2)	800	—	—	—	800	72	151	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	72	151	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	418	376	36	(434)
Income tax expense (benefit)(3)	85	—	8	8	93	99	89	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$319	$287	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2023
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$44	$55	$—	$—	$99
Information technology expenses	16	29	18	81	144
Corporate expenses	7	3	7	125	142
Other/remaining expenses	5	64	260	86	415
Operating expenses	$72	$151	$285	$292	$800

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

	Year Ended December 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,161					$1,955	$1,195	$—	$—
Cash and investments	62					32	10	—	20
Total interest income	3,223					1,987	1,205	—	20
Total interest expense	2,102					1,468	611	—	107
Net interest income (loss)	1,121	$(15)	$(80)	$(95)	$1,026	519	594	—	(87)
Less: provisions for loan losses	79				79	—	79	—	—
Net interest income (loss) after provisions for loan losses	1,042					519	515	—	(87)
Other income (loss):
Servicing revenue	77					65	12	—	—
Asset recovery and business processing revenue	336					6	—	330	—
Other revenue	203					31	1	—	—
Total other income (loss)	616	15	(186)	(171)	445	102	13	330	—
Expenses:
Direct operating expenses	534					106	148	280	—
Unallocated shared services expenses	242					—	—	—	242
Operating expenses(2)	776	—	—	—	776	106	148	280	242
Goodwill and acquired intangible asset impairment and amortization	19	—	(19)	(19)	—	—	—	—	—
Restructuring/other reorganization expenses	36	—	—	—	36	—	—	—	36
Total expenses	831	—	(19)	(19)	812	106	148	280	278
Income (loss) before income tax expense (benefit)	827	—	(247)	(247)	580	515	380	50	(365)
Income tax expense (benefit)(3)	182	—	(60)	(60)	122	108	80	10	(76)
Net income (loss)	$645	$—	$(187)	$(187)	$458	$407	$300	$40	$(289)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(95)	$—	$(95)
Total other income (loss)	(171)	—	(171)
Goodwill and acquired intangible asset impairment and amortization	—	(19)	(19)
Total Core Earnings adjustments to GAAP	$(266)	$19	(247)
Income tax expense (benefit)			(60)
Net income (loss)			$(187)

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2022
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$51	$61	$—	$—	$112
Information technology expenses	23	28	17	85	153
Corporate expenses	11	1	7	143	162
Other/remaining expenses	21	58	256	14	349
Operating expenses	$106	$148	$280	$242	$776

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2024	2023	2022
GAAP net income	$131	$228	$645
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(33)	73	(266)
Net impact of goodwill and acquired intangible assets(2)	146	10	19
Net income tax effect(3)	(23)	(8)	60
Total Core Earnings adjustments to GAAP	90	75	(187)
Core Earnings net income	$221	$303	$458

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

This appendix describes or summarizes the material provisions of HEA’s Title IV, the FFELP and related statutes and regulations, in place as of December 31, 2024. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

Education loans are discharged if the borrower dies or becomes totally and permanently disabled. If a school closes while a student is enrolled, or within 180 days after the student withdrew, loans made for that enrollment period are discharged. If a school falsely certifies that a borrower is eligible for the loan, the loan may be discharged, and if a school fails to make a refund to which a student is entitled, the loan is discharged to the extent of the unpaid refund. Effective July 1, 2006, a loan is also eligible for discharge if it is determined that the borrower’s eligibility for the loan was falsely certified as a result of a crime of identity theft.

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

APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		3

Available Information		4

PART I

Item 1.	Business	5-11,51-53

Item 1A.	Risk Factors	54-65

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	65-67

Item 2.	Properties	71

Item 3.	Legal Proceedings	53, F-49-F-51

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	71-72

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-50

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	67-70

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	73

Item 9B.	Other Information	72

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	74

Item 11.	Executive Compensation	74

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

Item 13.	Certain Relationships and Related Transactions, and Director Independence	74

Item 14.	Principal Accountant Fees and Services	74

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75-79, F-1-F-61

Item 16.	Form 10-K Summary	Not applicable

Signatures		80

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