Form 10-K/A
period 2024-12-31
NAVIENT CORP
filed 2025-03-04
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: McLean, VA

EXPLANATORY NOTE

Navient Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Form 10-K"), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025. The purpose of this Amendment No.1 is to amend and restate the attestation reports on the Company’s financial statements and internal control over financial reporting of KPMG LLP, which have been amended to reference the correct date of the reports of the independent registered accounting firm on the consolidated financial statements of the Company included in the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act and pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

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

19.1	Navient Securities Trading Policy (incorporated by reference to Exhibit 19.1 to Navient Corporation’s Annual Report on Form 10-K filed on February 27, 2025).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Navient Corporation’s Annual Report on Form 10-K filed on February 27, 2025).

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Navient Corporation Executive Officers’ Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 to Navient Corporation’s Annual Report on Form 10-K filed on February 26, 2024).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Management Contract or Compensatory Plan or Arrangement

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 4, 2025

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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