Form 10-Q
period 2025-03-31
NAVIENT CORP
filed 2025-04-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of March 31, 2025, there were 101,334,478 shares of common stock outstanding.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own and manage a portfolio of $30.2 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $15.7 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In the first quarter of 2025, we originated approximately $508 million of Private Education Loans.

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

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

Our first-quarter 2025 results continue to demonstrate the strength of our balance sheet, credit risk management and underwriting of high-quality private education loans with attractive economics.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At March 31, 2025, $76 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.1% and our Adjusted Tangible Equity Ratio(1) was 9.9% as of March 31, 2025.

(Dollars and shares in millions)	Q1-25	Q1-24
Shares repurchased	2.6	2.6
Reduction in shares outstanding	2%	1%
Total repurchases in dollars	$35	$43
Dividends paid	$16	$18
Total Capital Returned(2)	$51	$61
GAAP equity-to-asset ratio	5.1%	4.7%
Adjusted Tangible Equity Ratio(1)	9.9%	8.4%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions. We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024. We completed the divestiture of our Business Processing segment business with our healthcare services business sold in September 2024 and our government services business sold in February 2025. In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $42 million of restructuring and other reorganization charges recognized in 2024 and the first quarter of 2025 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of March 31, 2025, we have reduced our headcount by 80% since the beginning of 2024.

In 2025, as it relates to the above strategic actions:

•
We are providing transition services related to the outsourcing of servicing and divestiture of the Business Processing segment which we expect to be mostly complete by the end of 2025.
•
We expect to have additional cost saving initiatives implemented which will further reduce our operating costs mostly in connection with our shared service functions and corporate footprint.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In the first quarter of 2025, total originations nearly doubled to $508 million compared to $259 million a year ago and more than tripled from our originations of $168 million just two years ago.

How We Organize Our Business

Today we operate our business in two primary segments: Federal Education Loans and Consumer Lending. As of February 2025, we had divested our Business Processing segment.

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

Through our Earnest brand, we help students and families in the planning and paying for college journey. Our digital tools empower people to find scholarships and compare financial aid offers. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing expertise provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans, generating attractive long-term, risk-adjusted returns.

Business Processing Segment

In September 2024, Navient completed the sale of Xtend, which comprised the Company's healthcare services business in its Business Processing segment. In February 2025, Navient completed the sale of its government services businesses, which constitutes the remainder of the Business Processing segment.

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

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we are performing related to the outsourcing of servicing and divestiture of our Business Processing segment discussed under "Recent Business Developments."

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
GAAP Basis
Net income (loss)	$(2)	$73
Diluted earnings (loss) per common share	$(.02)	$.64
Weighted average shares used to compute diluted earnings per share	102	114
Return on assets	(.02)%	.51%

Core Earnings Basis(1)
Net income(1)	$26	$54
Diluted earnings per common share(1)	$.25	$.47
Weighted average shares used to compute diluted earnings per share	103	114
Net interest margin, Federal Education Loans segment	.61%	.55%
Net interest margin, Consumer Lending segment	2.76%	2.99%
Return on assets	.22%	.37%

Education Loan Portfolios
Ending FFELP Loans, net	$30,244	$35,879
Ending Private Education Loans, net	15,690	16,608
Ending total education loans, net	$45,934	$52,487
Average FFELP Loans	$30,914	$37,158
Average Private Education Loans	16,159	17,385
Average total education loans	$47,073	$54,543

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

First-quarter 2025 net loss was $2 million ($0.02 diluted loss per share), compared with net income of $73 million ($0.64 diluted earnings per share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of First-Quarter 2025 Results with First-Quarter 2024” for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2025 Core Earnings net income was $26 million ($0.25 diluted Core Earnings per share), compared with $54 million ($0.47 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a reduction to pre-tax income of $4 million ($0.03 diluted loss per share), related to regulatory and restructuring expenses.

Financial highlights of first-quarter 2025 include:

Federal Education Loans segment:

•
Net income of $24 million.
•
Net interest margin of 0.61%.
•
FFELP Loan prepayments of $256 million compared to $1.6 billion in first-quarter 2024.

Consumer Lending segment:

•
Net income of $46 million.
•
Net interest margin of 2.76%.
•
Originated $508 million of Private Education Loans.

Business Processing segment:

•
Completed the sale of the remaining Business Processing segment businesses, our government services businesses, in February 2025 for net consideration of $44 million. Navient no longer provides business processing segment services.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.1% and adjusted tangible equity ratio(1) of 9.9%.
•
Repurchased $35 million of common shares. $76 million common share repurchase authority remains outstanding.
•
Paid $16 million in common stock dividends.
•
Issued $550 million of asset-backed securities.

Operating Expenses:

•
Operating expenses of $127 million, of which $10 million is in connection with transition services we are providing related to our various strategic initiatives which we expect to be mostly completed by the end of 2025. There is $11 million of revenue recognized in Other revenue related to these services.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2025	2024	$	%
Interest income
FFELP Loans	$493	$661	$(168)	(25)%
Private Education Loans	289	328	(39)	(12)
Cash and investments	20	38	(18)	(47)
Total interest income	802	1,027	(225)	(22)
Total interest expense	672	875	(203)	(23)
Net interest income	130	152	(22)	(14)
Less: provisions for loan losses	30	12	18	150
Net interest income after provisions for loan losses	100	140	(40)	(29)
Other income (loss):
Servicing revenue	13	17	(4)	(24)
Asset recovery and business processing revenue	23	77	(54)	(70)
Other income	15	9	6	67
Gains (losses) on derivative and hedging activities, net	(25)	32	(57)	(178)
Total other income	26	135	(109)	(81)
Expenses:
Operating expenses	127	183	(56)	(31)
Goodwill and acquired intangible assets impairment and amortization expense	1	3	(2)	(67)
Restructuring/other reorganization expenses	3	1	2	200
Total expenses	131	187	(56)	(30)
Income (loss) before income tax expense (benefit)	(5)	88	(93)	(106)
Income tax expense (benefit)	(3)	15	(18)	(120)
Net income (loss)	$(2)	$73	$(75)	(103)%
Basic earnings (loss) per common share	$(.02)	$.65	$(.67)	(103)%
Diluted earnings (loss) per common share	$(.02)	$.64	$(.66)	(103)%
Dividends per common share	$.16	$.16	$—	—

GAAP Comparison of First-Quarter 2025 Results with First-Quarter 2024

For the three months ended March 31, 2025, net loss was $2 million, or $0.02 diluted loss per common share, compared with net income of $73 million, or $0.64 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $22 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios, the impact of decreasing interest rates on the different index resets for the FFELP Loan assets and debt, as well as a $6 million increase in mark-to-market losses on fair value hedges recorded in interest expense. This decrease was partially offset by an $18 million decline in premium amortization on the FFELP Loan portfolio due to the significant decrease in prepayments from $1.6 billion in the year-ago period to $256 million in the current period.
•
Provisions for loan losses increased $18 million from $12 million to $30 million:
o
The provision for FFELP Loan losses increased $7 million from $1 million to $8 million.
o
The provision for Private Education Loan losses increased $11 million from $11 million to $22 million.

The FFELP Loan provision for loan losses of $8 million in the current period was primarily the result of an increase in delinquency balances. The provision of $1 million in the year-ago quarter was the result of relatively stable credit trends.

The provision for Private Education Loan losses of $22 million in the current period included $7 million in connection with loan originations and $15 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision of $11 million in the year-ago period included $5 million in connection with loan originations and $6 million related to a general reserve build.

•
Asset recovery and business processing revenue decreased $54 million as a result of the sales of our healthcare services business in the third quarter of 2024 ($29 million of the decrease) and our government services business in February 2025 ($25 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.
•
Net gains on derivative and hedging activities decreased $57 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $56 million, $49 million of which was due to a decline in business processing segment expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024. In addition, regulatory-related expenses decreased $12 million due to a contingency loss accrual recorded in the year-ago quarter related to the settlement agreement entered into with the CFPB in September 2024. $10 million of the current period’s expense is in connection with providing transition services related to our various strategic initiatives. We expect these services to be mostly completed by the end of 2025. There is $11 million of revenue recognized in Other revenue related to these services.
•
Restructuring and other reorganization expenses increased $2 million primarily due to an increase in severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.
•
The effective income tax rates for the current and year-ago periods were 54% and 17%, respectively. The movement in the effective income tax rate was primarily driven by state tax expense in connection with uncertain tax positions as well as changes in the valuation allowance attributed to disallowed interest expense carryovers.

We repurchased 2.6 million and 2.6 million shares of our common stock during the first quarters of 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 12 million common shares (or 11%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024
Interest income:
FFELP Loans	$493	$661	(25)%
Cash and investments	10	23	(57)
Total interest income	503	684	(26)
Total interest expense	454	631	(28)
Net interest income	49	53	(8)
Less: provision for loan losses	8	1	700
Net interest income after provision for loan losses	41	52	(21)
Total other income	10	17	(41)
Direct operating expenses	19	17	12
Income before income tax expense	32	52	(38)
Income tax expense	8	12	(33)
Net income	$24	$40	(40)%

Comparison of First-Quarter 2025 Results with First-Quarter 2024

•
Net income was $24 million compared to $40 million.
•
Net interest income decreased $4 million primarily due to the impact of decreasing interest rates on the different index resets for the segment’s assets and debt, and the paydown of the loan portfolio, which included a decrease in prepayments from $1.6 billion in the year-ago quarter to $256 million in the current quarter. This decrease was partially offset by an $18 million decrease in premium amortization as a result of the significant decline in prepayments.
•
Provision for loan losses increased $7 million. The $8 million of provision for loan losses in first-quarter 2025 was primarily the result of an increase in delinquency balances. The $1 million of provision for loan losses in first-quarter 2024 was the result of relatively stable credit trends.
o
Net charge-offs were $6 million compared to $10 million.
o
Delinquencies greater than 90 days were $2.5 billion compared to $1.9 billion.
o
Forbearances were $4.2 billion compared to $5.5 billion.
•
Other income decreased $7 million primarily as a result of lower late fees and third-party servicing fees.
•
Expenses were $2 million higher primarily as a result of transitioning the servicing of our portfolio to a third party on July 1, 2024. As expected, for consolidated Navient (across the Federal Education Loans, Consumer Lending and Other segments), costs were neutral (net of transition services revenue earned) in the current quarter as a result of this transition of our servicing function to a third party compared to if we had not transitioned the servicing function. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Segment net interest margin	.61%	.55%
FFELP Loans:
FFELP Loan spread	.67%	.66%
Provision for loan losses	$8	$1
Net charge-offs	$6	$10
Net charge-off rate	.10%	.13%
Greater than 30-days delinquency rate	20.5%	13.2%
Greater than 90-days delinquency rate	10.2%	6.6%
Forbearance rate	14.4%	16.0%
Average FFELP Loans	$30,914	$37,158
Ending FFELP Loans, net	$30,244	$35,879

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2025	2024
FFELP Loan yield	6.21%	6.91%
Floor Income	.25	.24
FFELP Loan net yield	6.46	7.15
FFELP Loan cost of funds	(5.79)	(6.49)
FFELP Loan spread	.67	.66
Other interest-earning asset spread impact	(.06)	(.11)
Net interest margin(1)	.61%	.55%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
FFELP Loans	$30,914	$37,158
Other interest-earning assets	889	1,861
Total FFELP Loan interest-earning assets	$31,803	$39,019

As of March 31, 2025, our FFELP Loan portfolio totaled $30.2 billion, comprised of $11.0 billion of FFELP Stafford Loans and $19.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2025 was 8 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2025 and 2024, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2025	March 31, 2024
Education loans eligible to earn Floor Income	$30.1	$35.6
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(14.5)	(16.9)
Less: economically hedged Floor Income	(.8)	(2.0)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.8	$16.7
Education loans earning Floor Income	$5.0	$1.1

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2025 to December 31, 2028.

(Dollars in billions)	April 1, 2025 to December 31, 2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.7	$.6	$.3	$.2

Other Income

Other income decreased $7 million primarily as a result of lower late fees and third-party servicing fees.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $2 million higher primarily as a result of a $2 million increase in connection with transitioning the servicing of our portfolio to a third party on July 1, 2024. As expected, for consolidated Navient (across the Federal Education Loan, Consumer Lending and Other segments), costs were neutral (net of transition services revenue earned) in first-quarter 2025 as a result of this transition of our servicing function to a third party compared to if we had not transitioned the servicing function. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized. This increase in servicing expense was partially offset by the decline in the size of the portfolio.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024
Interest income:
Private Education Loans	$289	$328	(12)%
Cash and investments	5	7	(29)
Interest income	294	335	(12)
Interest expense	181	201	(10)
Net interest income	113	134	(16)
Less: provision for loan losses	22	11	100
Net interest income after provision for loan losses	91	123	(26)
Total other income	3	4	(25)
Direct operating expenses	35	32	9
Income before income tax expense	59	95	(38)
Income tax expense	13	22	(41)
Net income	$46	$73	(37)%

Comparison of First-Quarter 2025 Results with First-Quarter 2024

•
Originated $508 million of Private Education Loans compared to $259 million.
o
Refinance Loan originations were $470 million compared to $228 million.
o
In-school loan originations were $38 million compared to $31 million.
•
Net income was $46 million compared to $73 million.
•
Net interest income decreased $21 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses increased $11 million. The provision for loan losses of $22 million in the current period included $7 million in connection with loan originations and $15 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision for loan losses of $11 million in the year-ago period included $5 million in connection with loan originations and $6 million related to a general reserve build.
o
Excluding the $1 million related to the change in the net charge-off rate on defaulted loans in first-quarter 2025, net charge-offs were $71 million, down $28 million from $99 million.
o
Private Education Loan delinquencies greater than 90 days: $395 million, up $44 million from $351 million.
o
Private Education Loan forbearances: $283 million, down $14 million from $297 million.
•
Expenses increased $3 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Segment net interest margin	2.76%	2.99%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.87%	3.10%
Provision for loan losses	$22	$11
Net charge-offs(1)	$71	$99
Net charge-off rate(1)	1.87%	2.40%
Greater than 30-days delinquency rate	6.4%	5.0%
Greater than 90-days delinquency rate	2.6%	2.1%
Forbearance rate	1.8%	1.8%
Average Private Education Loans	$16,159	$17,385
Ending Private Education Loans, net	$15,690	$16,608
Private Education Refinance Loans:
Net charge-offs	$15	$11
Greater than 90-day delinquency rate	.7%	.5%
Average balance of Private Education Refinance Loans	$8,464	$8,796
Ending balance of Private Education Refinance Loans	$8,413	$8,619
Private Education Refinance Loan originations	$470	$228

(1)
Excludes $1 million of charge-offs on the expected future recoveries of previously fully charged-off loans in first-quarter 2025 as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2025	2024
Private Education Loan yield	7.26%	7.58%
Private Education Loan cost of funds	(4.39)	(4.48)
Private Education Loan spread	2.87	3.10
Other interest-earning asset spread impact	(.11)	(.11)
Net interest margin(1)	2.76%	2.99%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Private Education Loans	$16,159	$17,385
Other interest-earning assets	489	543
Total Private Education Loan interest-earning assets	$16,648	$17,928

As of March 31, 2025, our Private Education Loan portfolio totaled $15.7 billion, comprised of $8.4 billion of refinance loans and $7.3 billion of non-refinance loans. The weighted-average life of these portfolios as of March 31, 2025 was 5 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $11 million. The provision for loan losses of $22 million in first quarter 2025 included $7 million in connection with loan originations and $15 million related to a general reserve build (primarily as a result of an increase in delinquency balances). The provision for loan losses of $11 million in the year-ago period included $5 million in connection with loan originations and $6 million related to a general reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $3 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024
Business processing revenue	$23	$77	(70)%
Direct operating expenses	20	69	(71)
Income before income tax expense	3	8	(63)
Income tax expense	1	2	(50)
Net income	$2	$6	(67)%

Comparison of First-Quarter 2025 Results with First-Quarter 2024

•
With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient is providing certain transition services in connection with the sale of our business processing segment businesses which we expect to be mostly completed by the end of 2025.
•
Net income was $2 million compared to $6 million.
•
Fee revenue was $23 million, $54 million lower due to the sale of our government services business in February 2025 and our healthcare services business in third-quarter 2024. The $49 million decrease in expenses was also due to the sale of these businesses.
•
EBITDA(1) was $3 million, down $6 million, primarily as a result of the items discussed above.
•
EBITDA margin was 13%, up from 11%.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Revenue from government services	$23	$48
Revenue from healthcare services	—	29
Total fee revenue	$23	$77
EBITDA(1)	$3	$9
EBITDA margin(1)	13%	11%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024
Net interest loss after provision for loan losses	$(18)	$(24)	(25)%
Other revenue (loss)	15	5	200
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	21	22	(5)
Unallocated corporate costs	32	43	(26)
Total unallocated shared services operating expenses	53	65	(18)
Restructuring/other reorganization expenses	3	1	200
Total expenses	56	66	(15)
Loss before income tax benefit	(59)	(85)	(31)
Income tax benefit	(13)	(20)	(35)
Net income (loss)	$(46)	$(65)	(29)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue (Loss)

All revenue and expense in connection with the transition services we are performing related to the outsourcing of servicing and divestiture of our Business Processing segment are included in the Other segment. The increase from the year-ago quarter relates to these services.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $12 million from first-quarter 2024, primarily as a result of a $12 million decrease in regulatory-related expenses. Regulatory-related expenses were $1 million and $13 million in first quarters 2025 and 2024, respectively, with first-quarter 2024 including a contingency loss accrual of $12 million related to the $120 million settlement agreement entered into with the CFPB in September 2024. There was also a decrease in expenses related to cost reduction efforts in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility, which was mostly offset by costs incurred providing temporary transition services in connection with the various strategic initiatives.

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

Restructuring/Other Reorganization Expenses

These expenses increased $2 million primarily due to an increase in severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$9	$—	$9	$114	$123
Grace, repayment and other(2)	11,108	19,309	30,417	15,973	46,390
Total	11,117	19,309	30,426	16,087	46,513
Allowance for loan losses	(142)	(40)	(182)	(397)	(579)
Total education loan portfolio	$10,975	$19,269	$30,244	$15,690	$45,934
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	December 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$9	$—	$9	$95	$104
Grace, repayment and other(2)	11,233	19,790	31,023	16,062	47,085
Total	11,242	19,790	31,032	16,157	47,189
Allowance for loan losses	(139)	(41)	(180)	(441)	(621)
Total education loan portfolio	$11,103	$19,749	$30,852	$15,716	$46,568
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	March 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$91	$104
Grace, repayment and other(2)	12,816	23,256	36,072	17,055	53,127
Total	12,829	23,256	36,085	17,146	53,231
Allowance for loan losses	(152)	(54)	(206)	(538)	(744)
Total education loan portfolio	$12,677	$23,202	$35,879	$16,608	$52,487
% of total FFELP	35%	65%	100%
% of total	24%	44%	68%	32%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$11,103	$19,749	$30,852	$15,716	$46,568
Acquisitions (originations and purchases)(1)	—	—	—	630	630
Capitalized interest and premium/discount amortization	137	123	260	49	309
Refinancings and consolidations to third parties	(83)	(119)	(202)	(54)	(256)
Repayments and other	(182)	(484)	(666)	(651)	(1,317)
Ending balance	$10,975	$19,269	$30,244	$15,690	$45,934

	Three Months Ended March 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	363	363
Capitalized interest and premium/discount amortization	134	140	274	60	334
Refinancings and consolidations to third parties	(482)	(788)	(1,270)	(51)	(1,321)
Repayments and other	(539)	(511)	(1,050)	(666)	(1,716)
Ending balance	$12,677	$23,202	$35,879	$16,608	$52,487

(1)
Includes the origination of $73 million and $47 million of Private Education Refinance Loans in the first-quarters of 2025 and 2024, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,304		$1,262		$1,562
Loans in forbearance(2)	4,192		4,365		5,538
Loans in repayment and percentage of each status:
Loans current	19,825	79.5%	20,675	81.4%	25,162	86.8%
Loans delinquent 31-60 days(3)	1,395	5.6	1,479	5.8	1,163	4.0
Loans delinquent 61-90 days(3)	1,180	4.7	1,043	4.1	747	2.6
Loans delinquent greater than 90 days(3)	2,530	10.2	2,208	8.7	1,913	6.6
Total FFELP Loans in repayment	24,930	100%	25,405	100%	28,985	100%
Total FFELP Loans	30,426		31,032		36,085
FFELP Loan allowance for losses	(182)		(180)		(206)
FFELP Loans, net	$30,244		$30,852		$35,879
Percentage of FFELP Loans in repayment		81.9%		81.9%		80.3%
Delinquencies as a percentage of FFELP Loans in repayment		20.5%		18.6%		13.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.4%		14.7%		16.0%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due .

Private Education Loan Portfolio Performance

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$384		$372		$369
Loans in forbearance(2)	283		422		297
Loans in repayment and percentage of each status:
Loans current	14,440	93.6%	14,419	93.9%	15,661	95.0%
Loans delinquent 31-60 days(3)	373	2.4	319	2.1	303	1.9
Loans delinquent 61-90 days(3)	212	1.4	206	1.3	165	1.0
Loans delinquent greater than 90 days(3)	395	2.6	419	2.7	351	2.1
Total Private Education Loans in repayment	15,420	100%	15,363	100%	16,480	100%
Total Private Education Loans	16,087		16,157		17,146
Private Education Loan allowance for losses	(397)		(441)		(538)
Private Education Loans, net	$15,690		$15,716		$16,608
Percentage of Private Education Loans in repayment		95.9%		95.1%		96.1%
Delinquencies as a percentage of Private Education Loans in repayment		6.4%		6.1%		5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.7%		1.8%
Percentage of Private Education Loans with a cosigner(4)		32%		32%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for all periods presented.

Allowance for Loan Losses

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$180	$441	$621	$215	$617	$832
Total provision	8	22	30	1	11	12
Charge-offs:
Gross charge-offs	(6)	(82)	(88)	(10)	(110)	(120)
Expected future recoveries on current period gross charge-offs	—	11	11	—	11	11
Total(1)	(6)	(71)	(77)	(10)	(99)	(109)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	—	—
Net charge-offs	(6)	(72)	(78)	(10)	(99)	(109)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	6	6	—	9	9
Allowance at end of period (GAAP)	182	397	579	206	538	744
Plus: expected future recoveries on previously fully charged-off loans(3)	—	174	174	—	217	217
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$182	$571	$753	$206	$755	$961
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.10%	1.87%		.13%	2.40%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.10%	1.89%		.13%	2.40%
Allowance coverage of charge-offs (annualized)(4)	7.3	2.0	(Non-GAAP)	5.3	1.8	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	3.6%	(Non-GAAP)	.6%	4.4%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	3.7%	(Non-GAAP)	.7%	4.6%	(Non-GAAP)
Ending total loans	$30,426	$16,087		$36,085	$17,146
Average loans in repayment	$25,459	$15,472		$29,736	$16,671
Ending loans in repayment	$24,930	$15,420		$28,985	$16,480

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
(2)
Related to increasing the net charge-of rate on defaulted Private Education Loans and the resulting reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	11	11
Recoveries (cash collected)	(11)	(11)
Charge-offs (as a result of lower recovery expectations)	(6)	(9)
End of period expected future recoveries on previously fully charged-off loans	$174	$217
Change in balance during period	$(6)	$(9)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at March 31, 2025. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

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

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 2.6 million shares of common stock for $35 million in the first quarter of 2025 and have $76 million of unused share repurchase authority as of March 31, 2025.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Ending Balances:
Unrestricted cash	$642	$722	$823
Unencumbered FFELP Loans	61	232	133
Unencumbered Private Education Refinance Loans	488	242	88
Total	$1,191	$1,196	$1,044

	Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Average Balances:
Unrestricted cash	$572	$737	$767
Unencumbered FFELP Loans	173	316	115
Unencumbered Private Education Refinance Loans	403	433	218
Total	$1,148	$1,486	$1,100

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2025 to April 2027.

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Ending Balances:
FFELP Loan ABCP facilities	$223	$424	$409
Private Education Loan ABCP facilities	1,626	1,490	1,340
Total	$1,849	$1,914	$1,749

	Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Average Balances:
FFELP Loan ABCP facilities	$349	$423	$408
Private Education Loan ABCP facilities	1,447	1,799	1,563
Total	$1,796	$2,222	$1,971

At March 31, 2025, we had a total of $2.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.3 billion of our unencumbered tangible assets of which $1.3 billion and $61 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2025, we had $4.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of March 31, 2025, $0.7 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2025	December 31, 2024
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$2.8	$2.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	2.0
Tangible unencumbered assets(1)	2.8	2.9
Senior unsecured debt	(5.3)	(5.4)
Mark-to-market on unsecured hedged debt(2)	.1	.2
Other liabilities, net	(.2)	(.3)
Total Tangible Equity (3)	$2.2	$2.2

(1)
Excludes goodwill and acquired intangible assets.
(2)
At March 31, 2025 and December 31, 2024, there were $(123) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	March 31, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$503	$4,808	$5,311	$553	$4,806	$5,359
Total unsecured borrowings	503	4,808	5,311	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations	39	27,644	27,683	41	28,268	28,309
Private Education Loan securitizations	595	10,340	10,935	631	10,338	10,969
FFELP Loan ABCP facilities	1,557	268	1,825	1,586	74	1,660
Private Education Loan ABCP facilities	2,105	—	2,105	2,274	—	2,274
Other	58	38	96	54	40	94
Total secured borrowings	4,354	38,290	42,644	4,586	38,720	43,306
Core Earnings basis borrowings(1)	4,857	43,098	47,955	5,139	43,526	48,665
Adjustment for GAAP accounting treatment	(2)	(226)	(228)	(5)	(342)	(347)
GAAP basis borrowings	$4,855	$42,872	$47,727	$5,134	$43,184	$48,318

Average Balances

	Three Months Ended March 31,
	2025		2024
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,324	8.51%	$5,858	9.25%
Total unsecured borrowings	5,324	8.51	5,858	9.25
Secured borrowings:
FFELP Loan securitizations	28,013	5.64	34,860	6.35
Private Education Loan securitizations	10,738	3.63	11,907	3.56
FFELP Loan ABCP facilities	1,723	5.88	1,893	6.98
Private Education Loan ABCP facilities	2,304	6.32	2,242	7.27
Other	93	.14	111	(1.67)
Total secured borrowings	42,871	5.17	51,013	5.75
Core Earnings basis borrowings(1)	48,195	5.54	56,871	6.11
Adjustment for GAAP accounting treatment	—	.12	—	.08
GAAP basis borrowings	$48,195	5.66%	$56,871	6.19%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, premium and discount amortization, and the impact of the SDR Plan on our accounting policies and estimates, can be found in our 2024 Form 10-K.

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

	Three Months Ended March 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$782					$493	$289	$—	$—
Cash and investments	20					10	5	—	5
Total interest income	802					503	294	—	5
Total interest expense	672					454	181	—	23
Net interest income (loss)	130	$6	$8	$14	$144	49	113	—	(18)
Less: provisions for loan losses	30				30	8	22	—	—
Net interest income (loss) after provisions for loan losses	100					41	91	—	(18)
Other income (loss):
Servicing revenue	13					10	3	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	(10)					—	—	—	15
Total other income	26	(6)	31	25	51	10	3	23	15
Expenses:
Direct operating expenses	74					19	35	20	—
Unallocated shared services expenses	53					—	—	—	53
Operating expenses	127	—	—	—	127	19	35	20	53
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	131	—	(1)	(1)	130	19	35	20	56
Income (loss) before income tax expense (benefit)	(5)	—	40	40	35	32	59	3	(59)
Income tax expense (benefit)(2)	(3)	—	12	12	9	8	13	1	(13)
Net income (loss)	$(2)	$—	$28	$28	$26	$24	$46	$2	$(46)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	25	—	25
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$39	$1	40
Income tax expense (benefit)			12
Net income (loss)			$28

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$989					$661	$328	$—	$—
Cash and investments	38					23	7	—	8
Total interest income	1,027					684	335	—	8
Total interest expense	875					631	201	—	32
Net interest income (loss)	152	$10	$1	$11	$163	53	134	—	(24)
Less: provisions for loan losses	12				12	1	11	—	—
Net interest income (loss) after provisions for loan losses	140					52	123	—	(24)
Other income (loss):
Servicing revenue	17					13	4	—	—
Asset recovery and business processing revenue	77					—	—	77	—
Other revenue	41					4	—	—	5
Total other income	135	(10)	(22)	(32)	103	17	4	77	5
Expenses:
Direct operating expenses	118					17	32	69	—
Unallocated shared services expenses	65					—	—	—	65
Operating expenses	183	—	—	—	183	17	32	69	65
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	1	—	—	—	1	—	—	—	1
Total expenses	187	—	(3)	(3)	184	17	32	69	66
Income (loss) before income tax expense (benefit)	88	—	(18)	(18)	70	52	95	8	(85)
Income tax expense (benefit)(2)	15	—	1	1	16	12	22	2	(20)
Net income (loss)	$73	$—	$(19)	$(19)	$54	$40	$73	$6	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$11	$—	$11
Total other income (loss)	(32)	—	(32)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(21)	$3	(18)
Income tax expense (benefit)			1
Net income (loss)			$(19)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
GAAP net income (loss)	$(2)	$73
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	39	(21)
Net impact of goodwill and acquired intangible assets	1	3
Net income tax effect	(12)	(1)
Total Core Earnings adjustments to GAAP	28	(19)
Core Earnings net income	$26	$54

(1) Derivative Accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. See our 2024 Form 10-K for further discussion.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$25	$(32)
Plus: (Gains) losses on fair value hedging activity included in interest expense	6	—
Total (gains) losses in GAAP net income	31	(32)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	6	10
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	37	(22)
Other derivative accounting adjustments(3)	2	1
Total net impact of derivative accounting	$39	$(21)

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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$6	$10
Total reclassifications of settlement income (expense) on derivative and hedging activities	$6	$10
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fair value hedges	$3	$(3)
Foreign currency hedges	3	3
Other (a)	31	(22)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$37	$(22)

(a)
Primarily derivatives that are used to economically hedge the origination of fixed rate Private Education Loans that don't qualify for hedge accounting. We believe that these derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy.

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2025, derivative accounting has decreased GAAP equity by approximately $22 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning impact of derivative accounting on GAAP equity	$8	$(1)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(30)	12
Ending impact of derivative accounting on GAAP equity	$(22)	$11

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(39)	$21
Tax and other impacts of derivative accounting adjustments	10	(5)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(1)	(4)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(30)	$12

(2)
See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

We use pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP Loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. Under GAAP, the pay-fixed swaps are accounted for as cash flow hedges. The table below shows the amount of hedged Floor Income that will be recognized in Core Earnings in future periods based on these hedge strategies.

(Dollars in millions)	March 31, 2025	March 31, 2024
Total hedged Floor Income, net of tax(1)(2)	$40	$80

(1)
$52 million and $104 million on a pre-tax basis as of March 31, 2025 and March 31, 2024, respectively.
(2)
Of the $40 million as of March 31, 2025, approximately $13 million, $14 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2025, 2026, 2027and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Core Earnings goodwill and acquired intangible asset adjustments	$1	$3

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

(Dollars in millions)	March 31, 2025	March 31, 2024
Navient Corporation's stockholders' equity	$2,589	$2,766
Less: Goodwill and acquired intangible assets	437	692
Tangible Equity	2,152	2,074
Less: Equity held for FFELP Loans	151	179
Adjusted Tangible Equity	$2,001	$1,895
Divided by:
Total assets	$50,950	$59,029
Less:
Goodwill and acquired intangible assets	437	692
FFELP Loans	30,244	35,879
Adjusted tangible assets	$20,269	$22,458
Adjusted Tangible Equity Ratio	9.9%	8.4%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Pre-tax income	$3	$8
Plus:
Depreciation and amortization expense(1)	—	1
EBITDA	$3	$9
Divided by:
Total revenue	$23	$77
EBITDA margin	13%	11%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of March 31, 2025, the $571 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $16,087 million Private Education Loan portfolio. The $174 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $16,087 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Allowance at end of period (GAAP)	$397	$538
Plus: expected future recoveries on previously fully charged-off loans	174	217
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$571	$755
Ending total loans	$16,087	$17,146
Ending loans in repayment	$15,420	$16,480
Net charge-offs	$72	$99

Allowance coverage of charge-offs (annualized):
GAAP	1.4	1.3
Adjustment(1)	.6	.5
Non-GAAP Financial Measure(1)	2.0	1.8

Allowance as a percentage of the ending total loan balance:
GAAP	2.5%	3.1%
Adjustment(1)	1.1	1.3
Non-GAAP Financial Measure(1)	3.6%	4.4%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.6%	3.3%
Adjustment(1)	1.1	1.3
Non-GAAP Financial Measure(1)	3.7%	4.6%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of March 31, 2025, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2024 Form 10-K should be considered together with information included in this Form 10-Q. We believe there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2025 and 2024, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2025		As of March 31, 2024
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(9)	$19	$16	$2
Mark-to-market gains (losses) on derivative and hedging activities	71	(75)	58	(60)
Increase (decrease) in income before taxes	$62	$(56)	$74	$(58)
Increase (decrease) in net income after taxes	$48	$(43)	$57	$(45)
Increase (decrease) in diluted earnings per common share	$.47	$(.42)	$.51	$(.40)

	At March 31, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$45,052	$(71)	—%	$100	—%
Other earning assets	2,180	—	—	—	—
Other assets	2,836	27	1	47	2
Total assets gain/(loss)	$50,068	$(44)	—%	$147	—%
Liabilities
Interest-bearing liabilities	$46,837	$(219)	—%	$234	—%
Other liabilities	634	79	12	(7)	(1)
Total liabilities (gain)/loss	$47,471	$(140)	—%	$227	—%

	At December 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,133	$(63)	—%	$90	—%
Other earning assets	2,246	—	—	—	—
Other assets	2,975	52	(2)	20	1
Total assets gain/(loss)	$51,354	$(11)	—%	$110	—%
Liabilities
Interest-bearing liabilities	$47,505	$(226)	—%	$241	1%
Other liabilities	830	105	13	(35)	(4)
Total liabilities (gain)/loss	$48,335	$(121)	—%	$206	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. We use pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP Loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. The result of these hedging transactions is to fix the relative spread between the education loan asset rate and the funding instrument rate.

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark-to-market of the hedged item in this analysis.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross-currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to USD SOFR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest-bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In certain economic environments, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2025. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.6	$—	$1.6
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.8	—	.8
Prime	monthly	2.9	—	2.9
3 month Term SOFR	quarterly	.2	1.0	(.8)
3 month Term SOFR (1)	monthly	—	.6	(.6)
1 month Term SOFR	monthly	1.9	.7	1.2
Overnight SOFR(2)	daily	28.5	29.2	(.7)
Non Discrete reset (1)	monthly	—	4.3	(4.3)
Non Discrete reset (3)	daily/weekly	2.1	—	2.1
Fixed Rate (4)		12.8	15.2	(2.4)
Total		$51.0	$51.0	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $13.5 billion of 30-day average SOFR lookback debt and $13.7 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended March 31, 2025.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
January 1 — January 31, 2025	.8	$13.75	.8	$101
February 1 — February 28, 2025	1.2	13.80	1.2	$84
March 1 — March 31, 2025	.6	13.48	.6	$76
Total first-quarter 2025	2.6	$13.71	2.6

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On December 11, 2024, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2024 from December 12, 2024 to December 31, 2024. This plan terminated by its terms on January 31, 2025. On March 17, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company will purchase the applicable shares during second-quarter 2025 from April 1, 2025 to April 30, 2025. This plan terminates by its terms on May 1, 2025.

Other Information

Director and Officer Trading Arrangements

During the quarter ended March 31, 2025, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K, Item 408.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2025. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
FFELP Loans (net of allowance for losses of $182 and $180, respectively)	$30,244	$30,852
Private Education Loans (net of allowance for losses of $397 and $441, respectively)	15,690	15,716
Investments	125	143
Cash and cash equivalents	642	722
Restricted cash and cash equivalents	1,413	1,381
Goodwill and acquired intangible assets, net	437	437
Other assets	2,399	2,538
Total assets	$50,950	$51,789
Liabilities
Short-term borrowings	$4,855	$5,134
Long-term borrowings	42,872	43,184
Other liabilities	634	830
Total liabilities	48,361	49,148
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 467 million and 465 million shares issued, respectively	4	4
Additional paid-in capital	3,390	3,380
Accumulated other comprehensive income (net of tax expense of $0 and $1, respectively)	2	3
Retained earnings	4,677	4,697
Total stockholders’ equity before treasury stock	8,073	8,084
Less: Common stock held in treasury at cost: 365 million and 362 million shares, respectively	(5,484)	(5,443)
Total equity	2,589	2,641
Total liabilities and equity	$50,950	$51,789

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2025	December 31, 2024
FFELP Loans	$30,179	$30,620
Private Education Loans	14,386	14,638
Restricted cash	1,411	1,364
Other assets, net	1,232	1,224
Short-term borrowings	4,296	4,532
Long-term borrowings	38,126	38,497
Net assets of consolidated variable interest entities	$4,786	$4,817

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
FFELP Loans	$493	$661
Private Education Loans	289	328
Cash and investments	20	38
Total interest income	802	1,027
Total interest expense	672	875
Net interest income	130	152
Less: provisions for loan losses	30	12
Net interest income after provisions for loan losses	100	140
Other income (loss):
Servicing revenue	13	17
Asset recovery and business processing revenue	23	77
Other income	15	9
Gains (losses) on derivative and hedging activities, net	(25)	32
Total other income	26	135
Expenses:
Salaries and benefits	49	101
Other operating expenses	78	82
Total operating expenses	127	183
Goodwill and acquired intangible asset impairment and amortization expense	1	3
Restructuring/other reorganization expenses	3	1
Total expenses	131	187
Income (loss) before income tax expense (benefit)	(5)	88
Income tax expense (benefit)	(3)	15
Net income (loss)	$(2)	$73
Basic earnings (loss) per common share	$(.02)	$.65
Average common shares outstanding	102	113
Diluted earnings (loss) per common share	$(.02)	$.64
Average common and common equivalent shares outstanding	102	114
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(2)	$73
Net changes in cash flow hedges, net of tax(1)	(1)	(4)
Total comprehensive income (loss)	$(3)	$69

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	73	—	73
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	69
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(18)	—	(18)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,316,257	—	1,316,257	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Common stock repurchased	—	(2,551,849)	(2,551,849)	—	—	—	—	(43)	(43)
Shares repurchased related to employee stock-based compensation plans	—	(443,970)	(443,970)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	465,031,305	(353,206,556)	111,824,749	$4	$3,360	$15	$4,691	$(5,304)	$2,766

Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,272,533	—	1,272,533	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Common stock repurchased	—	(2,552,500)	(2,552,500)	—	—	—	—	(35)	(35)
Shares repurchased related to employee stock-based compensation plans	—	(411,112)	(411,112)	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	466,581,434	(365,246,956)	101,334,478	$4	$3,390	$2	$4,677	$(5,484)	$2,589

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(2)	$73
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	1	3
Stock-based compensation expense	8	5
Mark-to-market (gains) losses on derivative and hedging activities, net	52	(36)
Provisions for loan losses	30	12
Decrease in accrued interest receivable	52	109
(Decrease) in accrued interest payable	(55)	(15)
Decrease in other assets	28	47
(Decrease) in other liabilities	(43)	(16)
Total adjustments	73	109
Net cash provided by operating activities	71	182
Cash flows from investing activities
Education loans originated and acquired	(630)	(363)
Proceeds from payments on education loans	1,239	2,679
Other investing activities, net	27	14
Disposal of subsidiaries, net of cash and restricted cash disposed of	25	—
Net cash provided by investing activities	661	2,330
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	547	—
Borrowings collateralized by loans in trust - repaid	(1,217)	(2,450)
Asset-backed commercial paper conduits, net	(4)	201
Long-term unsecured notes repaid	(50)	(1)
Other financing activities, net	(5)	(46)
Common stock repurchased	(35)	(43)
Common dividends paid	(16)	(18)
Net cash used in financing activities	(780)	(2,357)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(48)	155
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,103	2,793
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,055	$2,948
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$703	$866
Income taxes paid	$1	$8
Income taxes refunds received	$—	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$642	$823
Restricted cash and restricted cash equivalents	1,413	2,125
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,055	$2,948

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2024 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2024 Form 10-K.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires companies to disclose additional information in specified categories regarding reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for fiscal years beginning after January 1, 2025. Early adoption is permitted; however, we will implement the guidance in our 2025 annual Form 10-K filing.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended March 31,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$180	$441	$621	$215	$617	$832
Total provision	8	22	30	1	11	12
Charge-offs:
Gross charge-offs	(6)	(82)	(88)	(10)	(110)	(120)
Expected future recoveries on current period gross charge-offs	—	11	11	—	11	11
Total(1)	(6)	(71)	(77)	(10)	(99)	(109)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	—	—
Net charge-offs	(6)	(72)	(78)	(10)	(99)	(109)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	6	6	—	9	9
Allowance at end of period	$182	$397	$579	$206	$538	$744
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.10%	1.87%		.13%	2.40%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.10%	1.89%		.13%	2.40%
Ending total loans	$30,426	$16,087		$36,085	$17,146
Average loans in repayment	$25,459	$15,472		$29,736	$16,671
Ending loans in repayment	$24,930	$15,420		$28,985	$16,480

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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	11	11
Recoveries (cash collected)	(11)	(11)
Charge-offs (as a result of lower recovery expectations)	(6)	(9)
End of period expected future recoveries on previously fully charged-off loans	$174	$217
Change in balance during period	$(6)	$(9)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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

	FFELP Loan Delinquencies
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,304		$1,262		$1,562
Loans in forbearance(2)	4,192		4,365		5,538
Loans in repayment and percentage of each status:
Loans current	19,825	79.5%	20,675	81.4%	25,162	86.8%
Loans delinquent 31-60 days(3)	1,395	5.6	1,479	5.8	1,163	4.0
Loans delinquent 61-90 days(3)	1,180	4.7	1,043	4.1	747	2.6
Loans delinquent greater than 90 days(3)	2,530	10.2	2,208	8.7	1,913	6.6
Total FFELP Loans in repayment	24,930	100%	25,405	100%	28,985	100%
Total FFELP Loans	30,426		31,032		36,085
FFELP Loan allowance for losses	(182)		(180)		(206)
FFELP Loans, net	$30,244		$30,852		$35,879
Percentage of FFELP Loans in repayment		81.9%		81.9%		80.3%
Delinquencies as a percentage of FFELP Loans in repayment		20.5%		18.6%		13.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.4%		14.7%		16.0%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	March 31, 2025	March 31, 2024	Change
Stafford Loans	$9,853	$11,398	$(1,545)
Consolidation Loans	17,500	21,177	(3,677)
Rehab Loans	3,073	3,510	(437)
Total loans, gross	$30,426	$36,085	$(5,659)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$506	$1,230	$692	$1,249	$3,148	$7,435	$14,260	89%
Below 640	8	23	33	83	150	1,530	1,827	11
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
Loan Status:
In-school/grace/ deferment/forbearance	$16	$92	$58	$53	$75	$373	$667	4%
Current/90 days or less delinquent	498	1,157	661	1,266	3,200	8,243	15,025	93
Greater than 90 days delinquent	—	4	6	13	23	349	395	3
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
Seasoning(1):
1-12 payments	$502	$1,101	$38	$26	$15	$32	$1,714	11%
13-24 payments	—	73	605	66	42	46	832	5
25-36 payments	—	—	34	966	159	93	1,252	8
37-48 payments	—	—	—	241	2,886	187	3,314	21
More than 48 payments	—	—	—	—	155	8,436	8,591	53
Loans in-school/ grace/deferment	12	79	48	33	41	171	384	2
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
Certain Loan Modifications(2):
Modified	$—	$2	$21	$91	$196	$5,199	$5,509	34%
Non-Modified	514	1,251	704	1,241	3,102	3,766	10,578	66
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
Cosigners:
With cosigner(3)	$88	$350	$236	$145	$75	$4,327	$5,221	32%
Without cosigner	426	903	489	1,187	3,223	4,638	10,866	68
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
School Type:
Not-for-profit	$503	$1,183	$685	$1,261	$3,104	$7,779	$14,515	90%
For-profit	11	70	40	71	194	1,186	1,572	10
Total	$514	$1,253	$725	$1,332	$3,298	$8,965	$16,087	100%
Allowance for loan losses							(397)
Total loans, net							$15,690

Charge-Offs	$—	$(1)	$(1)	$(3)	$(5)	$(62)	$(72)

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that met that definition after January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at March 31, 2025.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that met that definition after January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at March 31, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$384		$372		$369
Loans in forbearance(2)	283		422		297
Loans in repayment and percentage of each status:
Loans current	14,440	93.6%	14,419	93.9%	15,661	95.0%
Loans delinquent 31-60 days(3)	373	2.4	319	2.1	303	1.9
Loans delinquent 61-90 days(3)	212	1.4	206	1.3	165	1.0
Loans delinquent greater than 90 days(3)	395	2.6	419	2.7	351	2.1
Total loans in repayment	15,420	100%	15,363	100%	16,480	100%
Total loans	16,087		16,157		17,146
Allowance for losses	(397)		(441)		(538)
Loans, net	$15,690		$15,716		$16,608
Percentage of loans in repayment		95.9%		95.1%		96.1%
Delinquencies as a percentage of loans in repayment		6.4%		6.1%		5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.7%		1.8%

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adjust the terms of Private Education Loans for certain borrowers when we believe such changes will help our customers better manage their student loan obligations, achieve better outcomes and increase the collectability of the loans. These changes generally take the form of a temporary interest rate reduction, a temporary forbearance of payments, a temporary interest-only payment, and a temporary interest rate reduction with a permanent extension of the loan term. The effect of modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The model design predicts borrowers that will have financial difficulty in the future and require loan modification and increased life of loan default risk.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of March 31, 2025 and 2024 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended March 31, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$605	3.8%	$309	1.9%	$42	.3%

	Three Months Ended March 31, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$545	3.2%	$337	2.0%	$39	.2%

(1)
As of March 31, 2025 and 2024, there was $1.0 billion and $1.1 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

For those loans modified in the three months ended March 31, 2025 and 2024, the following tables show the impact of such modification.

Three Months Ended March 31, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.4% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.9% to 5.5%.

Three Months Ended March 31, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.9% to 5.3%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Modified loans (amortized cost) (1)	$120	$179
Payment default (par)	$122	$183
Charge-offs (par)	$10	$11

(1)
For the three months ended March 31, 2025 and 2024, the modified loans include $82 million and $123 million, respectively, of Interest Rate Reduction, $5 million and $12 million, respectively, of Combination Rate Reduction and Term Extension, and $33 million and $44 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to March 31, 2025 and the 12 months prior to December 31, 2024, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	March 31, 2025	December 31, 2024
Loans in school/deferment	$26	$21
Loans in forbearance	91	162
Loans current	2,097	2,037
Loans delinquent 31 - 60 days	183	172
Loans delinquent 61 - 90 days	109	117
Loans delinquent greater than 90 days	163	186
Total modified loans	$2,669	$2,695

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	March 31, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$503	$4,808	$5,311	$553	$4,806	$5,359
Total unsecured borrowings	503	4,808	5,311	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations(1)(2)	39	27,644	27,683	41	28,268	28,309
Private Education Loan securitizations(3)	595	10,340	10,935	631	10,338	10,969
FFELP Loan ABCP facilities(4)	1,557	268	1,825	1,586	74	1,660
Private Education Loan ABCP facilities(4)	2,105	—	2,105	2,274	—	2,274
Other(5)	58	38	96	54	40	94
Total secured borrowings	4,354	38,290	42,644	4,586	38,720	43,306
Total before hedge accounting adjustments	4,857	43,098	47,955	5,139	43,526	48,665
Hedge accounting adjustments	(2)	(226)	(228)	(5)	(342)	(347)
Total	$4,855	$42,872	$47,727	$5,134	$43,184	$48,318

(1)
Includes $39 million and $41 million of short-term debt and $84 million and $87 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of March 31, 2025 and December 31, 2024, respectively.
(2)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.2 billion as of March 31, 2025 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2028 and 2038. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(3)
Includes $595 million and $631 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of March 31, 2025 and December 31, 2024, respectively.
(4)
ABCP facilities include $532 million and $402 million of gross issuances in the three months ended March 31, 2025 and 2024, respectively, and $536 million and $200 million of gross paydowns in the three months ended March 31, 2025 and 2024, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2025 and December 31, 2024, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$39	$27,644	$27,683	$28,365	$914	$1,169	$30,448
Private Education Loan securitizations	595	10,340	10,935	12,085	353	114	12,552
FFELP Loan ABCP facilities	1,557	268	1,825	1,814	58	80	1,952
Private Education Loan ABCP facilities	2,105	—	2,105	2,301	86	59	2,446
Total before hedge accounting adjustments	4,296	38,252	42,548	44,565	1,411	1,422	47,398
Hedge accounting adjustments	—	(126)	(126)	—	—	(190)	(190)
Total	$4,296	$38,126	$42,422	$44,565	$1,411	$1,232	$47,208

	December 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$41	$28,268	$28,309	$28,983	$901	$1,211	$31,095
Private Education Loan securitizations	631	10,338	10,969	12,054	335	113	12,502
FFELP Loan ABCP facilities	1,586	74	1,660	1,637	53	78	1,768
Private Education Loan ABCP facilities	2,274	—	2,274	2,584	75	66	2,725
Total before hedge accounting adjustments	4,532	38,680	43,212	45,258	1,364	1,468	48,090
Hedge accounting adjustments	—	(183)	(183)	—	—	(244)	(244)
Total	$4,532	$38,497	$43,029	$45,258	$1,364	$1,224	$47,846

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

4. Divestitures

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

The $23 million of revenue in the Business Processing segment in the first quarter of 2025 was related to government services, of which $4 million, $8 million and $11 million related to federal government, state and local government, and tolling authorities clients, respectively.

The $77 million of revenue in the Business Processing segment in the first quarter of 2024 included $29 million related to healthcare services and $48 million related to government services of which $15 million, $17 million and $16 million related to federal government, state and local government, and tolling authorities clients, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$37	$25	$—	$—	$37	$25
Total derivative assets(2)		—	—	37	25	—	—	37	25
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(190)	(244)	—	—	(190)	(244)
Total derivative liabilities(2)		—	—	(190)	(244)	—	—	(190)	(244)
Net total derivatives		$—	$—	$(153)	$(219)	$—	$—	$(153)	$(219)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Gross position	$37	$25	$(190)	$(244)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	37	25	(190)	(244)
Cash collateral (held) pledged	(28)	(26)	24	30
Net position	$9	$(1)	$(166)	$(214)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2025		As of December 31, 2024
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$497	$(2)	$495	$(5)
Long-term borrowings	$4,603	$(229)	$4,517	$(345)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024	Mar 31, 2025	Dec 31, 2024
Notional Values:
Interest rate swaps	$.1	$.1	$4.1	$4.1	$2.1	$2.2	$6.3	$6.4
Cross-currency interest rate swaps	—	—	1.3	1.3	—	—	1.3	1.3
Total derivatives	$.1	$.1	$5.4	$5.4	$2.1	$2.2	$7.6	$7.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$58	$(55)
Gains (losses) recognized in net income on hedged items	(61)	58
Net fair value hedge ineffectiveness gains (losses)	(3)	3
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	54	(33)
Gains (losses) recognized in net income on hedged items	(57)	30
Net fair value hedge ineffectiveness gains (losses)	(3)	(3)
Total fair value hedges(1)(2)	(6)	—
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	(25)	32
Total trading derivatives(3)	(25)	32
Mark-to-market gains (losses) recognized	$(31)	$32

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Total gains (losses) on cash flow hedges	$(1)	$4
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	—	(8)
Net changes in cash flow hedges, net of tax	$(1)	$(4)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2025	December 31, 2024
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$28	$26
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$28	$26
Derivative asset at fair value including accrued interest	$37	$33
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$24	$30
Total collateral pledged	$24	$30
Derivative liability at fair value including accrued interest and premium receivable	$196	$250

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At March 31, 2025 and December 31, 2024, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $10 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At March 31, 2025 and December 31, 2024, the net positive exposure on swaps in securitization trusts was $0 million and $0 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2025	December 31, 2024
Accrued interest receivable	$1,681	$1,733
Benefit and insurance-related investments	457	459
Income tax asset, net	104	120
Derivatives at fair value	37	25
Accounts receivable	19	49
Fixed assets	34	52
Other	67	100
Total	$2,399	$2,538

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

7. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2025	2024
Common stock repurchased(1)	2.6	2.6
Common stock repurchased (in dollars)(1)	$35	$43
Average purchase price per share(1)	$13.71	$16.84
Remaining common stock repurchase authority(1)	$76	$247
Shares repurchased related to employee stock- based compensation plans(2)	.4	.4
Average purchase price per share(2)	$13.75	$16.07
Common shares issued(3)	1.3	1.3
Dividends paid	$16	$18
Dividends per share	$.16	$.16

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2025 was $12.63.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Numerator:
Net income (loss)	$(2)	$73
Denominator:
Weighted average shares used to compute basic EPS	102	113
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	—	1
Dilutive potential common shares(2)	—	1
Weighted average shares used to compute diluted EPS	102	114
Basic earnings (loss) per common share	$(.02)	$.65
Diluted earnings (loss) per common share	$(.02)	$.64

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended March 31, 2025 and 2024, approximately 2 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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

During the three months ended March 31, 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the first-quarters of 2025 and 2024, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2025				December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$37	$—	$37	$—	$25	$—	$25
Total derivative assets(2)	—	37	—	37	—	25	—	25
Total	$—	$37	$—	$37	$—	$25	$—	$25
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(190)	(190)	—	—	(244)	(244)
Total derivative liabilities(2)	—	—	(190)	(190)	—	—	(244)	(244)
Total	$—	$—	$(190)	$(190)	$—	$—	$(244)	$(244)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2025				2024
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(244)	$—	$(244)	$(1)	$(189)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	45	—	45	—	(44)	—	(44)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	9	—	9	—	10	—	10
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(190)	$—	$(190)	$(1)	$(223)	$—	$(224)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$54	$—	$54	$—	$(34)	$—	$(34)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Gains (losses) on derivative and hedging activities, net	$—	$—
Interest expense	45	(44)
Total	$45	$(44)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2025	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(190)	Discounted cash flow	Constant Prepayment Rate	5%
Total	(190)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$29,760	$30,244	$(484)	$30,766	$30,852	$(86)
Private Education Loans	15,292	15,690	(398)	15,367	15,716	(349)
Cash and investments	2,180	2,180	—	2,246	2,246	—
Total earning assets	47,232	48,114	(882)	48,379	48,814	(435)
Interest-bearing liabilities
Short-term borrowings	4,860	4,855	(5)	5,144	5,134	(10)
Long-term borrowings	41,977	42,872	895	42,361	43,184	823
Total interest-bearing liabilities	46,837	47,727	890	47,505	48,318	813
Derivative financial instruments
Interest rate swaps	37	37	—	25	25	—
Cross-currency interest rate swaps	(190)	(190)	—	(244)	(244)	—
Excess of net asset fair value over carrying value			$8			$378

10. Commitments, Contingencies and Guarantees

Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits relating to loan servicing or business processing and which allege violations of state or federal laws in connection with servicing or collection activities on education loans and other debts.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

10. Commitments, Contingencies and Guarantees (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

11. Segment Reporting

We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

These segments meet the quantitative thresholds for reportable operating segments. Accordingly, the results of operations of these reportable operating segments are presented separately. The underlying operating segments are used by the Company’s chief operating decision maker, our chief executive officer, to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments. As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income. Accordingly, information regarding our reportable operating segments net income is provided on a Core Earnings basis.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2025	December 31, 2024
FFELP Loans, net	$30,244	$30,852
Cash and investments(1)	973	955
Other	1,786	1,818
Total assets	$33,003	$33,625

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2025	December 31, 2024
Private Education Loans, net	$15,690	$15,716
Cash and investments(1)	540	524
Other	556	569
Total assets	$16,786	$16,809

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Business Processing Segment

In September 2024, Navient completed the sale of Xtend, which comprised the Company's healthcare services business in its Business Processing segment. In February 2025, Navient completed the sale of its government services businesses, which constitutes the remainder of the Business Processing segment.

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

At March 31, 2025 and December 31, 2024, the Business Processing segment had total assets of $0 and $103 million, respectively.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we are performing related to the outsourcing of servicing and divestiture of our Business Processing segment.

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

At March 31, 2025 and December 31, 2024, the Other segment had total assets of $1.2 billion and $1.3 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$782					$493	$289	$—	$—
Cash and investments	20					10	5	—	5
Total interest income	802					503	294	—	5
Total interest expense	672					454	181	—	23
Net interest income (loss)	130	$6	$8	$14	$144	49	113	—	(18)
Less: provisions for loan losses	30				30	8	22	—	—
Net interest income (loss) after provisions for loan losses	100					41	91	—	(18)
Other income (loss):
Servicing revenue	13					10	3	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	(10)					—	—	—	15
Total other income	26	(6)	31	25	51	10	3	23	15
Expenses:
Direct operating expenses	74					19	35	20	—
Unallocated shared services expenses	53					—	—	—	53
Operating expenses(2)	127	—	—	—	127	19	35	20	53
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	131	—	(1)	(1)	130	19	35	20	56
Income (loss) before income tax expense (benefit)	(5)	—	40	40	35	32	59	3	(59)
Income tax expense (benefit)(3)	(3)	—	12	12	9	8	13	1	(13)
Net income (loss)	$(2)	$—	$28	$28	$26	$24	$46	$2	$(46)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	25	—	25
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$39	$1	40
Income tax expense (benefit)			12
Net income (loss)			$28

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended March 31, 2025
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$18	$15	$—	$3	$36
Information technology expenses	—	9	1	21	31
Corporate expenses	1	—	—	24	25
Other/remaining expenses	—	11	19	5	35
Operating expenses	$19	$35	$20	$53	$127

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended March 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$989					$661	$328	$—	$—
Cash and investments	38					23	7	—	8
Total interest income	1,027					684	335	—	8
Total interest expense	875					631	201	—	32
Net interest income (loss)	152	$10	$1	$11	$163	53	134	—	(24)
Less: provisions for loan losses	12				12	1	11	—	—
Net interest income (loss) after provisions for loan losses	140					52	123	—	(24)
Other income (loss):
Servicing revenue	17					13	4	—	—
Asset recovery and business processing revenue	77					—	—	77	—
Other revenue	41					4	—	—	5
Total other income	135	(10)	(22)	(32)	103	17	4	77	5
Expenses:
Direct operating expenses	118					17	32	69	—
Unallocated shared services expenses	65					—	—	—	65
Operating expenses(2)	183	—	—	—	183	17	32	69	65
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	1	—	—	—	1	—	—	—	1
Total expenses	187	—	(3)	(3)	184	17	32	69	66
Income (loss) before income tax expense (benefit)	88	—	(18)	(18)	70	52	95	8	(85)
Income tax expense (benefit)(3)	15	—	1	1	16	12	22	2	(20)
Net income (loss)	$73	$—	$(19)	$(19)	$54	$40	$73	$6	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$11	$—	$11
Total other income (loss)	(32)	—	(32)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(21)	$3	(18)
Income tax expense (benefit)			1
Net income (loss)			$(19)

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended March 31, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$12	$13	$—	$—	$25
Information technology expenses	3	7	5	22	37
Corporate expenses	1	1	1	28	31
Other/remaining expenses	1	11	63	15	90
Operating expenses	$17	$32	$69	$65	$183

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2025 and for the three months ended

March 31, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
GAAP net income (loss)	$(2)	$73
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	39	(21)
Net impact of goodwill and acquired intangible assets(2)	1	3
Net tax effect(3)	(12)	(1)
Total Core Earnings adjustments to GAAP	28	(19)
Core Earnings net income	$26	$54

(1)
Derivative accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.
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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2025

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	40-69

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34-37

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1.	Legal Proceedings	33, 62

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		70