Form 10-Q
period 2025-06-30
NAVIENT CORP
filed 2025-07-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of June 30, 2025, there were 99,431,038 shares of common stock outstanding.

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

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) helps students and families confidently manage the cost of higher education. We create long-term value for customers and investors through responsible lending, flexible refinancing, trusted servicing oversight, and decades of portfolio management expertise. Our employees thrive in a culture of belonging, where they are supported and proud to deliver meaningful outcomes. Learn more on Navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•
Federal Education Loans

We own and manage a portfolio of $29.6 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $15.5 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In the first half of 2025, we originated $1.0 billion of Private Education Loans, an 87% increase from $538 million a year ago.

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

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

Our second-quarter 2025 results continue to demonstrate the strength of our balance sheet, credit risk management and underwriting of high-quality private education loans with attractive economics.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At June 30, 2025, $52 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.1% and our Adjusted Tangible Equity Ratio(1) was 9.8% as of June 30, 2025.

(Dollars and shares in millions)	Q2-25	Q2-24
Shares repurchased	1.9	2.5
Reduction in shares outstanding	2%	2%
Total repurchases in dollars	$24	$38
Dividends paid	$16	$17
Total Capital Returned(2)	$40	$55
GAAP equity-to-asset ratio	5.1%	4.9%
Adjusted Tangible Equity Ratio(1)	9.8%	8.2%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions. We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024. We completed the divestiture of our Business Processing segment business with our healthcare services business sold in September 2024 and our government services business sold in February 2025. In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $42 million of restructuring and other reorganization charges recognized in 2024 and the first half of 2025 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of June 30, 2025, we have reduced our headcount by over 80% since the beginning of 2024.

In 2025, as it relates to the above strategic actions:

•
We are providing transition services related to the outsourcing of servicing and divestiture of the Business Processing segment. The transition services related to the outsourcing of servicing and the sale of our healthcare services business ended in May 2025. We expect the transition services related to our government services business to be mostly completed by the end of 2025.
•
We expect to have additional cost saving initiatives implemented which will further reduce our operating costs mostly in connection with our shared service functions and corporate footprint.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In the first half of 2025, total originations nearly doubled to $1.0 billion compared to $538 million a year ago and almost tripled from our originations of $366 million just two years ago.

How We Organize Our Business

Today we operate our business in two primary segments: Federal Education Loans and Consumer Lending. As of February 2025, we had divested our Business Processing segment.

NAVIENT®

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

The passage of new legislation on July 3, 2025 (the "Big Beautiful Bill") marks a significant shift in federal student lending programs, notably eliminating the GradPLUS loan program effective July 1, 2026. This development is anticipated to drive increased demand for private in-school graduate loans, presenting a unique loan origination growth opportunity for Navient. With our disciplined approach to growing in-school volume with a focus on graduate borrowers, we are well-positioned to capture our share of this expanded market.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
GAAP Basis
Net income	$14	$36	$11	$109
Diluted earnings per common share	$.13	$.32	$.11	$.97
Weighted average shares used to compute diluted earnings per share	101	112	102	113
Return on assets	.11%	.26%	.05%	.39%

Core Earnings Basis(1)
Net income(1)	$21	$33	$47	$86
Diluted earnings per common share(1)	$.20	$.29	$.46	$.77
Weighted average shares used to compute diluted earnings per share	101	112	102	113
Net interest margin, Federal Education Loans segment	.70%	.36%	.66%	.46%
Net interest margin, Consumer Lending segment	2.32%	2.89%	2.54%	2.94%
Return on assets	.17%	.24%	.19%	.31%

Education Loan Portfolios
Ending FFELP Loans, net	$29,618	$32,940	$29,618	$32,940
Ending Private Education Loans, net	15,530	16,238	15,530	16,238
Ending total education loans, net	$45,148	$49,178	$45,148	$49,178
Average FFELP Loans	$30,327	$34,741	$30,619	$35,950
Average Private Education Loans	15,992	16,936	16,075	17,160
Average total education loans	$46,319	$51,677	$46,694	$53,110

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

Second-quarter 2025 net income was $14 million ($0.13 diluted earnings per share), compared with net income of $36 million ($0.32 diluted earnings per share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of Second-Quarter 2025 Results with Second-Quarter 2024” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2025 Core Earnings net income was $21 million ($0.20 diluted Core Earnings per share), compared with $33 million ($0.29 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included:

•
Provision for loan losses of $37 million ($8 million for FFELP and $29 million for Consumer Lending). The $23 million increase from the year-ago quarter is a result of increased originations, a weakening in the forecasted macroeconomic outlook, higher delinquencies as well as the extension of the FFELP portfolio.
•
Regulatory and restructuring expenses of $1 million ($0.01 diluted loss per share).

Financial highlights of second-quarter 2025 include:

Federal Education Loans segment:

•
Net income of $30 million.
•
Net interest margin of 0.70%.
•
FFELP Loan prepayments of $228 million compared to $2.5 billion in second-quarter 2024.

Consumer Lending segment:

•
Net income of $26 million.
•
Net interest margin of 2.32%.
•
Originated $500 million of Private Education Loans.

Business Processing segment:

•
Navient no longer provides business processing segment services after the sale in February 2025 of the government services business.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.1% and adjusted tangible equity ratio(1) of 9.8%.
•
Repurchased $24 million of common shares. $52 million common share repurchase authority remains outstanding.
•
Paid $16 million in common stock dividends.
•
Issued $500 million of unsecured debt and $536 million of asset-backed securities.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Operating Expenses:

•
Operating expenses of $100 million, of which $13 million is in connection with transition services we have provided related to our various strategic initiatives. There is $14 million of revenue recognized in Other revenue related to these services.

The transition services related to the outsourcing of servicing and the sale of our healthcare services business ended in May 2025. We expect the transition services related to the sale of our government services business to be mostly completed by the end of 2025.

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2025	2024	$	%	2025	2024	$	%
Interest income
FFELP Loans	$483	$608	$(125)	(21)%	$975	$1,269	$(294)	(23)%
Private Education Loans	273	317	(44)	(14)	562	645	(83)	(13)
Cash and investments	22	48	(26)	(54)	43	86	(43)	(50)
Total interest income	778	973	(195)	(20)	1,580	2,000	(420)	(21)
Total interest expense	650	843	(193)	(23)	1,322	1,718	(396)	(23)
Net interest income	128	130	(2)	(2)	258	282	(24)	(9)
Less: provisions for loan losses	37	14	23	164	67	26	41	158
Net interest income after provisions for loan losses	91	116	(25)	(22)	191	256	(65)	(25)
Other income (loss):
Servicing revenue	14	18	(4)	(22)	27	35	(8)	(23)
Asset recovery and business processing revenue	—	81	(81)	(100)	23	158	(135)	(85)
Other income	19	4	15	375	33	13	20	154
Gains (losses) on derivative and hedging activities, net	(5)	14	(19)	(136)	(30)	46	(76)	(165)
Total other income	28	117	(89)	(76)	53	252	(199)	(79)
Expenses:
Operating expenses	100	166	(66)	(40)	227	350	(123)	(35)
Goodwill and acquired intangible assets impairment and amortization expense	1	3	(2)	(67)	2	5	(3)	(60)
Restructuring/other reorganization expenses	—	16	(16)	(100)	3	17	(14)	(82)
Total expenses	101	185	(84)	(45)	232	372	(140)	(38)
Income before income tax expense	18	48	(30)	(63)	12	136	(124)	(91)
Income tax expense	4	12	(8)	(67)	1	27	(26)	(96)
Net income	$14	$36	$(22)	(61)%	$11	$109	$(98)	(90)%
Basic earnings per common share	$.14	$.32	$(.18)	(56)%	$.11	$.98	$(.87)	(89)%
Diluted earnings per common share	$.13	$.32	$(.19)	(59)%	$.11	$.97	$(.86)	(89)%
Dividends per common share	$.16	$.16	$—	—	$.32	$.32	$—	—

GAAP Comparison of Second-Quarter 2025 Results with Second-Quarter 2024

For the three months ended June 30, 2025, net income was $14 million, or $0.13 diluted earnings per common share, compared with net income of $36 million, or $0.32 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $2 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios, and increased reserving for the increase in accrued interest receivable on Private Education Loans greater than 90-days delinquent. This decrease was partially offset by a $22 million decline in premium amortization on the FFELP Loan portfolio due to the significant decrease in prepayments from $2.5 billion in the year-ago period to $228 million in the current period.

• Provisions for loan losses increased $23 million from $14 million to $37 million:

○ The provision for FFELP Loan losses increased $10 million from $(2) million to $8 million.

○ The provision for Private Education Loan losses increased $13 million from $16 million to $29 million.

The provision for FFELP Loan losses of $8 million in the current period was primarily the result of an increase in delinquency balances. The provision of $(2) million in the year-ago quarter was the result of stable credit trends.

The provision for Private Education Loan losses of $29 million in the current period included $7 million in connection with loan originations and $22 million related to a general reserve build (primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses). The provision of $16 million in the year-ago quarter included $6 million in connection with loan originations and $10 million related to a general reserve build.

• Asset recovery and business processing revenue decreased $81 million as a result of the sale of our healthcare services business in the third quarter of 2024 ($32 million of the decrease), and our government services business in February 2025 ($49 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income increased $15 million primarily related to the transition services we provide related to our various strategic initiatives. The transition services related to the outsourcing of servicing and the sale of our healthcare services business ended in May 2025. We expect the transition services related to the sale of our government services business to be mostly completed by the end of 2025.

• Net gains on derivative and hedging activities decreased $19 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $66 million, $74 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024 ($62 million of the reduction is in the Business Processing segment and $12 million of the reduction is in the Other segment). In addition, regulatory-related expenses decreased $11 million due to a $12 million contingency loss accrual recorded in the year-ago quarter related to the September 2024 CFPB settlement agreement. Current period expense includes $13 million incurred in connection with providing transition services related to our various strategic initiatives. We expect these services to be mostly completed by the end of 2025. There is $14 million of revenue recognized in Other revenue related to these services.

• Restructuring and other reorganization expenses decreased $16 primarily due to a decrease in severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.

We repurchased 1.9 million and 2.5 million shares of our common stock during the second quarters of 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 11 million common shares (or 10%) from the year-ago period.

GAAP Comparison of Six Months Ended June 30, 2025 Results with Six Months Ended June 30, 2024

For the six months ended June 30, 2025, net income was $11 million, or $0.11 diluted earnings per common share, compared with net income of $109 million, or $0.97 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $24 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios, the impact of decreasing interest rates on the different index resets for the FFELP Loan and Private Education Loan assets and debt, as well as a $7 million decrease in mark-to-market gains on fair value hedges recorded in interest expense. This decrease was partially offset by a $40 million decline in premium amortization on the FFELP Loan portfolio due to the significant decrease in prepayments from $4.1 billion in the year-ago period to $485 million in the current period.

• Provisions for loan losses increased $41 million, from $26 million to $67 million:

○ The provision for FFELP Loan losses increased $17 million from $(1) million to $16 million.

○ The provision for Private Education Loan losses increased $24 million from $27 million to $51 million.

The provision for FFELP Loan losses of $16 million in the current period was primarily the result of an increase in delinquency balances. The provision of $(1) million in the year-ago period was the result of stable credit trends.

The provision for Private Education Loan losses of $51 million in the current period included $14 million in connection with loan originations and $37 million related to a general reserve build (primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses). The provision of $27 million in the year-ago period included $11 million in connection with loan originations and $16 million related to a general reserve build.

• Asset recovery and business processing revenue decreased $135 million as a result of the sale of our healthcare services business in the third quarter of 2024 ($61 million of the decrease), and our government services business in February 2025 ($74 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income increased $20 million primarily related to the transition services we provide related to our various strategic initiatives. The transition services related to the outsourcing of servicing and the sale of our healthcare services business ended in May 2025. We expect the transition services related to the sale of our government services business to be mostly completed by the end of 2025.

• Net gains on derivative and hedging activities decreased $76 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $123 million, $132 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024 ($111 million of the reduction is in the Business Processing segment and $21 million of the reduction is in the Other segment). In addition, regulatory-related expenses decreased $23 million due to a $32 million contingency loss accrual recorded in the year-ago period related to the September 2024 CFPB settlement agreement. Current period expense includes $23 million incurred in connection with providing transition services related to our various strategic initiatives. We expect these services to be mostly completed by the end of 2025. There is $25 million of revenue recognized in Other revenue related to these services.

• Restructuring and other reorganization expenses decreased $14 million primarily due to a decrease in severance-related costs in connection with the various strategic initiatives being implemented to simplify the company, reduce our expense base and enhance our flexibility.

• The effective income tax rates for the current and year-ago periods were 9% and 20%, respectively. The movement in the effective income tax rate was primarily driven by state tax expense in connection with uncertain tax positions as well as changes in the valuation allowance attributed to disallowed interest expense carryovers.

We repurchased 4.5 million and 5.0 million shares of our common stock during the six months ended of June 30, 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 11 million common shares (or 10%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest income:
FFELP Loans	$483	$608	(21)%	$975	$1,269	(23)%
Cash and investments	10	28	(64)	20	51	(61)
Total interest income	493	636	(22)	995	1,320	(25)
Total interest expense	438	603	(27)	892	1,233	(28)
Net interest income	55	33	67	103	87	18
Less: provision for loan losses	8	(2)	500	16	(1)	1,700
Net interest income after provision for loan losses	47	35	34	87	88	(1)
Total other income	10	17	(41)	20	33	(39)
Direct operating expenses	17	16	6	37	33	12
Income before income tax expense	40	36	11	70	88	(20)
Income tax expense	10	8	25	16	20	(20)
Net income	$30	$28	7%	$54	$68	(21)%

Comparison of Second-Quarter 2025 Results with Second-Quarter 2024

•
Net income was $30 million compared to $28 million.
•
Net interest income increased $22 million primarily due to a decrease in premium amortization as a result of the significant decline in prepayments from $2.5 billion in the year-ago quarter to $228 million in the current quarter.
•
Provision for loan losses increased $10 million. The $8 million of provision for loan losses in second-quarter 2025 was primarily the result of an increase in delinquency balances. The $(2) million of provision for loan losses in second-quarter 2024 was the result of relatively stable credit trends.
o
Net charge-offs were $8 million compared to $10 million.
o
Delinquencies greater than 90 days were $2.5 billion compared to $1.9 billion.
o
Forbearances were $3.7 billion compared to $5.3 billion.
•
Other income decreased $7 million primarily as a result of lower late fees and third-party servicing fees.
•
Expenses were $1 million higher primarily as a result of transitioning the servicing of our portfolio to a third party on July 1, 2024. As expected, for consolidated Navient (across the Federal Education Loans, Consumer Lending and Other segments), costs were neutral (net of transition services revenue earned) in the current quarter compared to costs we would have incurred if the servicing function remained in-house. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net interest margin	.70%	.36%	.66%	.46%
FFELP Loans:
FFELP Loan spread	.75%	.49%	.71%	.58%
Provision for loan losses	$8	$(2)	$16	$(1)
Net charge-offs	$8	$10	$14	$20
Net charge-off rate	.14%	.14%	.12%	.14%
Greater than 30-days delinquency rate	19.0%	13.5%	19.0%	13.5%
Greater than 90-days delinquency rate	10.1%	7.0%	10.1%	7.0%
Forbearance rate	12.8%	16.8%	12.8%	16.8%
Average FFELP Loans	$30,327	$34,741	$30,619	$35,950
Ending FFELP Loans, net	$29,618	$32,940	$29,618	$32,940

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FFELP Loan yield	6.13%	6.83%	6.17%	6.87%
Floor Income	.25	.21	.25	.23
FFELP Loan net yield	6.38	7.04	6.42	7.10
FFELP Loan cost of funds	(5.63)	(6.55)	(5.71)	(6.52)
FFELP Loan spread	.75	.49	.71	.58
Other interest-earning asset spread impact	(.05)	(.13)	(.05)	(.12)
Net interest margin(1)	.70%	.36%	.66%	.46%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
FFELP Loans	$30,327	$34,741	$30,619	$35,950
Other interest-earning assets	861	2,192	875	2,026
Total FFELP Loan interest-earning assets	$31,188	$36,933	$31,494	$37,976

The 34 basis point increase in the net interest margin in second-quarter 2025 is primarily the result of premium amortization being $22 million higher in the year-ago period (25 basis points) due to prepayments being significantly higher at $2.5 billion in the year-ago period versus $228 million in the current period.

As of June 30, 2025, our FFELP Loan portfolio totaled $29.6 billion, comprised of $10.8 billion of FFELP Stafford Loans and $18.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2025 was 8 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2025 and 2024, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2025	June 30, 2024
Education loans eligible to earn Floor Income	$29.4	$32.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(14.2)	(15.7)
Less: economically hedged Floor Income	(.7)	(1.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.5	$15.2
Education loans earning Floor Income	$4.9	$.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2025 to December 31, 2028.

(Dollars in billions)	July 1, 2025 to December 31, 2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.7	$.6	$.3	$.2

Provision for Loan Losses

Provision for loan losses increased $10 million. The $8 million of provision for loan losses in the current quarter was primarily the result of an increase in delinquency balances. The $(2) million of provision for loan losses in the year-ago quarter was the result of relatively stable credit trends.

Other Income

Other income decreased $7 million primarily as a result of lower late fees and third-party servicing fees.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $1 million higher primarily as a result of transitioning the servicing of our portfolio to a third party on July 1, 2024. As expected, for consolidated Navient (across the Federal Education Loan, Consumer Lending and Other segments), costs were neutral (net of transition services revenue earned) in second-quarter 2025 compared to costs we would have incurred if the servicing function remained in-house. Over the remaining life of the portfolio, we expect a significant overall cost savings to be realized. This increase in servicing expense was partially offset by the decline in the size of the portfolio.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest income:
Private Education Loans	$273	$317	(14)%	$562	$645	(13)%
Cash and investments	5	7	(29)	10	14	(29)
Interest income	278	324	(14)	572	659	(13)
Interest expense	183	198	(8)	364	400	(9)
Net interest income	95	126	(25)	208	259	(20)
Less: provision for loan losses	29	16	81	51	27	89
Net interest income after provision for loan losses	66	110	(40)	157	232	(32)
Total other income	3	3	—	6	8	(25)
Direct operating expenses	36	34	6	70	67	4
Income before income tax expense	33	79	(58)	93	173	(46)
Income tax expense	7	19	(63)	21	40	(48)
Net income	$26	$60	(57)%	$72	$133	(46)%

Comparison of Second-Quarter 2025 Results with Second-Quarter 2024

•
Originated $500 million of Private Education Loans compared to $278 million.
o
Refinance Loan originations were $443 million compared to $222 million.
o
In-school loan originations were $57 million compared to $56 million.
•
Net income was $26 million compared to $60 million.
•
Net interest income decreased $31 million, of which $20 million was due to the paydown of the loan portfolio and $11 million was due to reserving for the increase in accrued interest receivable on loans greater than 90-days delinquent.
•
Provision for loan losses increased $13 million. The provision for loan losses of $29 million in the current period included $7 million in connection with loan originations and $22 million related to a general reserve build (primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses). The provision for loan losses of $16 million in the year-ago period included $6 million in connection with loan originations and $10 million related to a general reserve build.
o
Excluding $1 million related to the change in the net charge-off rate on defaulted loans in second-quarter 2025, net charge-offs were $79 million, up $12 million from $67 million.
o
Private Education Loan delinquencies greater than 90 days: $459 million, up $108 million from $351 million.
o
Private Education Loan forbearances: $250 million, down $44 million from $294 million.
•
Expenses increased $2 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net interest margin	2.32%	2.89%	2.54%	2.94%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.42%	3.01%	2.64%	3.06%
Provision for loan losses	$29	$16	$51	$27
Net charge-offs(1)	$79	$67	$150	$166
Net charge-off rate(1)	2.06%	1.65%	1.96%	2.03%
Greater than 30-days delinquency rate	6.4%	5.2%	6.4%	5.2%
Greater than 90-days delinquency rate	3.0%	2.2%	3.0%	2.2%
Forbearance rate	1.6%	1.8%	1.6%	1.8%
Average Private Education Loans	$15,992	$16,936	$16,075	$17,160
Ending Private Education Loans, net	$15,530	$16,238	$15,530	$16,238
Private Education Refinance Loans:
Net charge-offs	$18	$12	$33	$24
Greater than 90-days delinquency rate	.8%	.5%	.8%	.5%
Average balance of Private Education Refinance Loans	$8,531	$8,662	$8,497	$8,729
Ending balance of Private Education Refinance Loans	$8,469	$8,494	$8,469	$8,494
Private Education Refinance Loan originations	$443	$222	$914	$450

(1)
Excludes $1 million and $2 million of charge-offs on the expected future recoveries of previously fully charged-off loans in the three and six months ended June 30, 2025, respectively, as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Private Education Loan yield	6.85%	7.53%	7.05%	7.56%
Private Education Loan cost of funds	(4.43)	(4.52)	(4.41)	(4.50)
Private Education Loan spread	2.42	3.01	2.64	3.06
Other interest-earning asset spread impact	(.10)	(.12)	(.10)	(.12)
Net interest margin(1)	2.32%	2.89%	2.54%	2.94%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Private Education Loans	$15,992	$16,936	$16,075	$17,160
Other interest-earning assets	482	572	485	558
Total Private Education Loan interest-earning assets	$16,474	$17,508	$16,560	$17,718

The 57 basis point decrease in the net interest margin in second-quarter 2025 is primarily the result of an $11 million increase (30 basis points) in reserving in connection with the increase in accrued interest receivable on loans greater than 90-days delinquent. In addition, the continued shift of the Refinance Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio and the Refinance Loan portfolio earning a lower net interest margin compared to the legacy portfolio reduces the overall net interest margin.

As of June 30, 2025, our Private Education Loan portfolio totaled $15.5 billion, comprised of $8.5 billion of refinance loans and $7.0 billion of non-refinance loans. The weighted-average life of these portfolios as of June 30, 2025 was 5 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $13 million. The provision for loan losses of $29 million in second quarter 2025 included $7 million in connection with loan originations and $22 million related to a general reserve build (primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses). The provision for loan losses of $16 million in the year-ago period included $6 million in connection with loan originations and $10 million related to a general reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $2 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Business processing revenue	$—	$81	(100)%	$23	$158	(85)%
Direct operating expenses	—	62	(100)	20	131	(85)
Income before income tax expense	—	19	(100)	3	27	(89)
Income tax expense	—	4	(100)	1	6	(83)
Net income	$—	$15	(100)%	$2	$21	(90)%

Comparison of Second-Quarter 2025 Results with Second-Quarter 2024

•
With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient is providing certain transition services (reflected in the Other segment) in connection with the sale of our business processing businesses. The transition services in connection with the sale of our healthcare business ended May 2025 and we expect the transition services in connection with the sale of our government services business to be mostly completed by the end of 2025.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue from government services	$—	$49	$23	$97
Revenue from healthcare services	—	32	—	61
Total fee revenue	$—	$81	$23	$158
EBITDA(1)	$—	$20	$3	$29
EBITDA margin(1)	—%	25%	13%	18%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net interest loss after provision for loan losses	$(19)	$(23)	(17)%	$(36)	$(47)	(23)%
Other revenue (loss)	20	2	900	34	7	386
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	20	20	—	41	42	(2)
Unallocated corporate costs	27	34	(21)	59	77	(23)
Total unallocated shared services operating expenses	47	54	(13)	100	119	(16)
Restructuring/other reorganization expenses	—	16	(100)	3	17	(82)
Total expenses	47	70	(33)	103	136	(24)
Loss before income tax benefit	(46)	(91)	(49)	(105)	(176)	(40)
Income tax benefit	(11)	(21)	(48)	(24)	(40)	(40)
Net income (loss)	$(35)	$(70)	(50)%	$(81)	$(136)	(40)%

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

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $7 million from second-quarter 2024, primarily as a result of an $11 million decrease in regulatory-related expenses. Regulatory-related expenses were $1 million and $12 million in second quarters 2025 and 2024, respectively, with second-quarter 2024 including a contingency loss accrual of $20 million related to the $120 million settlement agreement entered into with the CFPB in September 2024. There was also a decrease in expenses related to cost reduction efforts in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility, which was mostly offset by $13 million of costs incurred providing temporary transition services in connection with the various strategic initiatives.

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

Restructuring/Other Reorganization Expenses

These expenses decreased $16 million primarily due to a decrease in severance-related costs in connection with the various strategic initiatives being implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$8	$—	$8	$88	$96
Grace, repayment and other(2)	10,933	18,859	29,792	15,790	45,582
Total	10,941	18,859	29,800	15,878	45,678
Allowance for loan losses	(144)	(38)	(182)	(348)	(530)
Total education loan portfolio	$10,797	$18,821	$29,618	$15,530	$45,148
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	December 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$9	$—	$9	$95	$104
Grace, repayment and other(2)	11,233	19,790	31,023	16,062	47,085
Total	11,242	19,790	31,032	16,157	47,189
Allowance for loan losses	(139)	(41)	(180)	(441)	(621)
Total education loan portfolio	$11,103	$19,749	$30,852	$15,716	$46,568
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$11	$—	$11	$70	$81
Grace, repayment and other(2)	11,931	21,192	33,123	16,661	49,784
Total	11,942	21,192	33,134	16,731	49,865
Allowance for loan losses	(146)	(48)	(194)	(493)	(687)
Total education loan portfolio	$11,796	$21,144	$32,940	$16,238	$49,178
% of total FFELP	36%	64%	100%
% of total	24%	43%	67%	33%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$10,975	$19,269	$30,244	$15,690	$45,934
Acquisitions (originations and purchases)(1)	—	—	—	472	472
Capitalized interest and premium/discount amortization	130	129	259	42	301
Refinancings and consolidations to third parties	(103)	(119)	(222)	(54)	(276)
Repayments and other	(205)	(458)	(663)	(620)	(1,283)
Ending balance	$10,797	$18,821	$29,618	$15,530	$45,148

	Three Months Ended June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$12,677	$23,202	$35,879	$16,608	$52,487
Acquisitions (originations and purchases)(1)	—	—	—	247	247
Capitalized interest and premium/discount amortization	120	127	247	47	294
Refinancings and consolidations to third parties	(749)	(1,636)	(2,385)	(49)	(2,434)
Repayments and other	(252)	(549)	(801)	(615)	(1,416)
Ending balance	$11,796	$21,144	$32,940	$16,238	$49,178

	Six Months Ended June 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$11,103	$19,749	$30,852	$15,716	$46,568
Acquisitions (originations and purchases)(1)	—	—	—	1,103	1,103
Capitalized interest and premium/discount amortization	267	252	519	91	610
Refinancings and consolidations to third parties	(186)	(238)	(424)	(109)	(533)
Repayments and other	(387)	(942)	(1,329)	(1,271)	(2,600)
Ending balance	$10,797	$18,821	$29,618	$15,530	$45,148

	Six Months Ended June 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	610	610
Capitalized interest and premium/discount amortization	254	267	521	106	627
Refinancings and consolidations to third parties	(1,231)	(2,424)	(3,655)	(99)	(3,754)
Repayments and other	(791)	(1,060)	(1,851)	(1,281)	(3,132)
Ending balance	$11,796	$21,144	$32,940	$16,238	$49,178

(1)
Includes the origination of $73 million and $44 million of Private Education Refinance Loans in the second-quarters of 2025 and 2024, respectively, and $146 million and $91 million in the six months ended June 30, 2025 and 2024, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet

FFELP Loan Portfolio Performance

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,280		$1,262		$1,403
Loans in forbearance(2)	3,653		4,365		5,320
Loans in repayment and percentage of each status:
Loans current	20,145	81.0%	20,675	81.4%	22,833	86.5%
Loans delinquent 31-60 days(3)	1,333	5.4	1,479	5.8	1,041	3.9
Loans delinquent 61-90 days(3)	863	3.5	1,043	4.1	680	2.6
Loans delinquent greater than 90 days(3)	2,526	10.1	2,208	8.7	1,857	7.0
Total FFELP Loans in repayment	24,867	100%	25,405	100%	26,411	100%
Total FFELP Loans	29,800		31,032		33,134
FFELP Loan allowance for losses	(182)		(180)		(194)
FFELP Loans, net	$29,618		$30,852		$32,940
Percentage of FFELP Loans in repayment		83.4%		81.9%		79.7%
Delinquencies as a percentage of FFELP Loans in repayment		19.0%		18.6%		13.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		14.7%		16.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$361		$372		$350
Loans in forbearance(2)	250		422		294
Loans in repayment and percentage of each status:
Loans current	14,296	93.6%	14,419	93.9%	15,250	94.8%
Loans delinquent 31-60 days(3)	335	2.2	319	2.1	311	1.9
Loans delinquent 61-90 days(3)	177	1.2	206	1.3	175	1.1
Loans delinquent greater than 90 days(3)	459	3.0	419	2.7	351	2.2
Total Private Education Loans in repayment	15,267	100%	15,363	100%	16,087	100%
Total Private Education Loans	15,878		16,157		16,731
Private Education Loan allowance for losses	(348)		(441)		(493)
Private Education Loans, net	$15,530		$15,716		$16,238
Percentage of Private Education Loans in repayment		96.2%		95.1%		96.2%
Delinquencies as a percentage of Private Education Loans in repayment		6.4%		6.1%		5.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.6%		2.7%		1.8%
Percentage of Private Education Loans with a cosigner(4)		32%		32%		32%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for all periods presented.

Allowance for Loan Losses

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$182	$397	$579	$206	$538	$744
Total provision	8	29	37	(2)	16	14
Charge-offs:
Gross charge-offs	(8)	(92)	(100)	(10)	(77)	(87)
Expected future recoveries on current period gross charge-offs	—	13	13	—	10	10
Total(1)	(8)	(79)	(87)	(10)	(67)	(77)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	—	—
Net charge-offs	(8)	(80)	(88)	(10)	(67)	(77)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	2	2	—	6	6
Allowance at end of period (GAAP)	182	348	530	194	493	687
Plus: expected future recoveries on previously fully charged-off loans(3)	—	172	172	—	211	211
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$182	$520	$702	$194	$704	$898
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.14%	2.06%		.14%	1.65%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.08%		.14%	1.65%
Allowance coverage of charge-offs (annualized)(4)	5.2	1.6	(Non-GAAP)	5.0	2.6	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	3.3%	(Non-GAAP)	.6%	4.2%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	3.4%	(Non-GAAP)	.7%	4.4%	(Non-GAAP)
Ending total loans	$29,800	$15,878		$33,134	$16,731
Average loans in repayment	$25,133	$15,375		$27,509	$16,271
Ending loans in repayment	$24,867	$15,267		$26,411	$16,087

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

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$174	$217
Expected future recoveries of current period defaults	13	10
Recoveries (cash collected)	(11)	(10)
Charge-offs (as a result of lower recovery expectations)	(4)	(6)
End of period expected future recoveries on previously fully charged-off loans	$172	$211
Change in balance during period	$(2)	$(6)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$180	$441	$621	$215	$617	$832
Total provision	16	51	67	(1)	27	26
Charge-offs:
Gross charge-offs	(14)	(173)	(187)	(20)	(187)	(207)
Expected future recoveries on current period gross charge-offs	—	23	23	—	21	21
Total(1)	(14)	(150)	(164)	(20)	(166)	(186)
Adjustment resulting from the change in charge-off rate(2)	—	(2)	(2)	—	—	—
Net charge-offs	(14)	(152)	(166)	(20)	(166)	(186)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	8	8	—	15	15
Allowance at end of period (GAAP)	182	348	530	194	493	687
Plus: expected future recoveries on previously fully charged-off loans(3)	—	172	172	—	211	211
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$182	$520	$702	$194	$704	$898
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.12%	1.96%		.14%	2.03%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.12%	1.98%		.14%	2.03%
Allowance coverage of charge-offs (annualized)(4)	6.1	1.7	(Non-GAAP)	4.9	2.1	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	3.3%	(Non-GAAP)	.6%	4.2%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	3.4%	(Non-GAAP)	.7%	4.4%	(Non-GAAP)
Ending total loans	$29,800	$15,878		$33,134	$16,731
Average loans in repayment	$25,295	$15,423		$28,622	$16,471
Ending loans in repayment	$24,867	$15,267		$26,411	$16,087

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

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	23	21
Recoveries (cash collected)	(21)	(21)
Charge-offs (as a result of lower recovery expectations)	(10)	(15)
End of period expected future recoveries on previously fully charged-off loans	$172	$211
Change in balance during period	$(8)	$(15)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates primarily on our Federal Education Loans and Consumer Lending segments. Our Business Processing segment required minimal liquidity and funding.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at June 30, 2025. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.5 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.8 billion of senior unsecured notes that mature in the long term (from 2026 to 2043 with 69% maturing by 2031), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities, issue term ABS, enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 1.9 million shares of common stock for $24 million in the first quarter of 2025 and have $52 million of unused share repurchase authority as of June 30, 2025.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Ending Balances:
Unrestricted cash	$712	$722	$1,088
Unencumbered FFELP Loans	51	232	160
Unencumbered Private Education Refinance Loans	510	242	326
Total	$1,273	$1,196	$1,574

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	June 30, 2024
Average Balances:
Unrestricted cash	$743	$737	$1,116	$658	$941
Unencumbered FFELP Loans	73	316	148	123	132
Unencumbered Private Education Refinance Loans	629	433	224	517	221
Total	$1,445	$1,486	$1,488	$1,298	$1,294

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from October 2025 to April 2027.

(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Ending Balances:
FFELP Loan ABCP facilities	$190	$424	$416
Private Education Loan ABCP facilities	1,754	1,490	2,088
Total	$1,944	$1,914	$2,504

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2024	June 30, 2025	June 30, 2024
Average Balances:
FFELP Loan ABCP facilities	$219	$423	$409	$284	$409
Private Education Loan ABCP facilities	1,613	1,799	1,664	1,530	1,613
Total	$1,832	$2,222	$2,073	$1,814	$2,022

At June 30, 2025, we had a total of $2.9 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.3 billion of our unencumbered tangible assets of which $1.3 billion and $51 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2025, we had $4.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of June 30, 2025, $0.7 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2025	December 31, 2024
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$2.8	$2.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	2.0
Tangible unencumbered assets(1)	2.9	2.9
Senior unsecured debt	(5.3)	(5.4)
Mark-to-market on unsecured hedged debt(2)	—	.2
Other liabilities, net	(.3)	(.3)
Total Tangible Equity (3)	$2.1	$2.2

(1)
Excludes goodwill and acquired intangible assets.
(2)
At June 30, 2025 and December 31, 2024, there were $(72) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	June 30, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$505	$4,798	$5,303	$553	$4,806	$5,359
Total unsecured borrowings	505	4,798	5,303	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations	117	26,948	27,065	41	28,268	28,309
Private Education Loan securitizations	562	10,322	10,884	631	10,338	10,969
FFELP Loan ABCP facilities	1,531	301	1,832	1,586	74	1,660
Private Education Loan ABCP facilities	1,943	—	1,943	2,274	—	2,274
Other	97	39	136	54	40	94
Total secured borrowings	4,250	37,610	41,860	4,586	38,720	43,306
Core Earnings basis borrowings(1)	4,755	42,408	47,163	5,139	43,526	48,665
Adjustment for GAAP accounting treatment	(3)	(63)	(66)	(5)	(342)	(347)
GAAP basis borrowings	$4,752	$42,345	$47,097	$5,134	$43,184	$48,318

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,512	8.48%	$5,859	9.26%	$5,419	8.50%	$5,858	9.25%
Total unsecured borrowings	5,512	8.48	5,859	9.26	5,419	8.50	5,858	9.25
Secured borrowings:
FFELP Loan securitizations	27,372	5.46	32,938	6.42	27,691	5.55	33,899	6.38
Private Education Loan securitizations	10,690	3.68	11,777	3.67	10,714	3.65	11,842	3.61
FFELP Loan ABCP facilities	1,820	5.76	1,761	6.94	1,772	5.82	1,827	6.96
Private Education Loan ABCP facilities	2,105	6.34	2,156	7.36	2,204	6.33	2,199	7.31
Other	105	1.57	96	(3.45)	98	.91	104	(2.50)
Total secured borrowings	42,092	5.06	48,728	5.79	42,479	5.11	49,871	5.77
Core Earnings basis borrowings(1)	47,604	5.45	54,587	6.17	47,898	5.50	55,729	6.14
Adjustment for GAAP accounting treatment	—	.03	—	.04	—	.07	—	.06
GAAP basis borrowings	$47,604	5.48%	$54,587	6.21%	$47,898	5.57%	$55,729	6.20%

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

	Three Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$756					$483	$273	$—	$—
Cash and investments	22					10	5	—	7
Total interest income	778					493	278	—	7
Total interest expense	650					438	183	—	26
Net interest income (loss)	128	$5	$(2)	$3	$131	55	95	—	(19)
Less: provisions for loan losses	37				37	8	29	—	—
Net interest income (loss) after provisions for loan losses	91					47	66	—	(19)
Other income (loss):
Servicing revenue	14					11	3	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	14					(1)	—	—	20
Total other income	28	(5)	10	5	33	10	3	—	20
Expenses:
Direct operating expenses	53					17	36	—	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses	100	—	—	—	100	17	36	—	47
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	101	—	(1)	(1)	100	17	36	—	47
Income (loss) before income tax expense (benefit)	18	—	9	9	27	40	33	—	(46)
Income tax expense (benefit)(2)	4	—	2	2	6	10	7	—	(11)
Net income (loss)	$14	$—	$7	$7	$21	$30	$26	$—	$(35)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income (loss)	5	—	5
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			2
Net income (loss)			$7

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$925					$608	$317	$—	$—
Cash and investments	48					28	7	—	13
Total interest income	973					636	324	—	13
Total interest expense	843					603	198	—	36
Net interest income (loss)	130	$9	$(3)	$6	$136	33	126	—	(23)
Less: provisions for loan losses	14				14	(2)	16	—	—
Net interest income (loss) after provisions for loan losses	116					35	110	—	(23)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	81					—	—	81	—
Other revenue	18					2	—	—	2
Total other income	117	(9)	(5)	(14)	103	17	3	81	2
Expenses:
Direct operating expenses	112					16	34	62	—
Unallocated shared services expenses	54					—	—	—	54
Operating expenses	166	—	—	—	166	16	34	62	54
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	16	—	—	—	16	—	—	—	16
Total expenses	185	—	(3)	(3)	182	16	34	62	70
Income (loss) before income tax expense (benefit)	48	—	(5)	(5)	43	36	79	19	(91)
Income tax expense (benefit)(2)	12	—	(2)	(2)	10	8	19	4	(21)
Net income (loss)	$36	$—	$(3)	$(3)	$33	$28	$60	$15	$(70)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(14)	—	(14)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(8)	$3	(5)
Income tax expense (benefit)			(2)
Net income (loss)			$(3)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,537					$975	$562	$—	$—
Cash and investments	43					20	10	—	13
Total interest income	1,580					995	572	—	13
Total interest expense	1,322					892	364	—	49
Net interest income (loss)	258	$11	$6	$17	$275	103	208	—	(36)
Less: provisions for loan losses	67				67	16	51	—	—
Net interest income (loss) after provisions for loan losses	191					87	157	—	(36)
Other income (loss):
Servicing revenue	27					21	6	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	3					(1)	—	—	34
Total other income	53	(11)	41	30	83	20	6	23	34
Expenses:
Direct operating expenses	127					37	70	20	—
Unallocated shared services expenses	100					—	—	—	100
Operating expenses	227	—	—	—	227	37	70	20	100
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	232	—	(2)	(2)	230	37	70	20	103
Income (loss) before income tax expense (benefit)	12	—	49	49	61	70	93	3	(105)
Income tax expense (benefit)(2)	1	—	13	13	14	16	21	1	(24)
Net income (loss)	$11	$—	$36	$36	$47	$54	$72	$2	$(81)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$47	$2	49
Income tax expense (benefit)			13
Net income (loss)			$36

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,914					$1,269	$645	$—	$—
Cash and investments	86					51	14	—	21
Total interest income	2,000					1,320	659	—	21
Total interest expense	1,718					1,233	400	—	68
Net interest income (loss)	282	$19	$(2)	$17	$299	87	259	—	(47)
Less: provisions for loan losses	26				26	(1)	27	—	—
Net interest income (loss) after provisions for loan losses	256					88	232	—	(47)
Other income (loss):
Servicing revenue	35					28	7	—	—
Asset recovery and business processing revenue	158					—	—	158	—
Other revenue	59					5	1	—	7
Total other income	252	(19)	(27)	(46)	206	33	8	158	7
Expenses:
Direct operating expenses	231					33	67	131	—
Unallocated shared services expenses	119					—	—	—	119
Operating expenses	350	—	—	—	350	33	67	131	119
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	372	—	(5)	(5)	367	33	67	131	136
Income (loss) before income tax expense (benefit)	136	—	(24)	(24)	112	88	173	27	(176)
Income tax expense (benefit)(2)	27	—	(1)	(1)	26	20	40	6	(40)
Net income (loss)	$109	$—	$(23)	$(23)	$86	$68	$133	$21	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	(46)	—	(46)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(29)	$5	(24)
Income tax expense (benefit)			(1)
Net income (loss)			$(23)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
GAAP net income (loss)	$14	$36	$11	$109
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	8	(8)	47	(29)
Net impact of goodwill and acquired intangible assets	1	3	2	5
Net income tax effect	(2)	2	(13)	1
Total Core Earnings adjustments to GAAP	7	(3)	36	(23)
Core Earnings net income	$21	$33	$47	$86

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$5	$(14)	$30	$(46)
Plus: (Gains) losses on fair value hedging activity included in interest expense	(4)	(5)	2	(5)
Total (gains) losses in GAAP net income	1	(19)	32	(51)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	5	9	11	19
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	6	(10)	43	(32)
Other derivative accounting adjustments(3)	2	2	4	3
Total net impact of derivative accounting	$8	$(8)	$47	$(29)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$5	$9	$11	$19
Total reclassifications of settlement income (expense) on derivative and hedging activities	$5	$9	$11	$19
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fair value hedges	$4	$2	$7	$(2)
Foreign currency hedges	(8)	(7)	(5)	(3)
Other (a)	10	(5)	41	(27)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$6	$(10)	$43	$(32)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2025, derivative accounting has decreased GAAP equity by approximately $30 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning impact of derivative accounting on GAAP equity	$(22)	$11	$8	$(1)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(8)	1	(38)	13
Ending impact of derivative accounting on GAAP equity	$(30)	$12	$(30)	$12

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(8)	$8	$(47)	$29
Tax and other impacts of derivative accounting adjustments	2	(2)	12	(7)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(2)	(5)	(3)	(9)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(8)	$1	$(38)	$13

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

(Dollars in millions)	June 30, 2025	June 30, 2024
Total hedged Floor Income, net of tax(1)(2)	$35	$69

(1)
$46 million and $90 million on a pre-tax basis as of June 30, 2025 and June 30, 2024, respectively.
(2)
Of the $35 million as of June 30, 2025, approximately $8 million, $14 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2025, 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Core Earnings goodwill and acquired intangible asset adjustments	$1	$3	$2	$5

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

(Dollars in millions)	June 30, 2025	June 30, 2024
Navient Corporation's stockholders' equity	$2,564	$2,748
Less: Goodwill and acquired intangible assets	436	690
Tangible Equity	2,128	2,058
Less: Equity held for FFELP Loans	148	165
Adjusted Tangible Equity	$1,980	$1,893
Divided by:
Total assets	$50,222	$56,622
Less:
Goodwill and acquired intangible assets	436	690
FFELP Loans	29,618	32,940
Adjusted tangible assets	$20,168	$22,992
Adjusted Tangible Equity Ratio	9.8%	8.2%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Pre-tax income	$—	$19	$3	$27
Plus:
Depreciation and amortization expense(1)	—	1	—	2
EBITDA	$—	$20	$3	$29
Divided by:
Total revenue	$—	$81	$23	$158
EBITDA margin	—%	25%	13%	18%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of June 30, 2025, the $520 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $15,878 million Private Education Loan portfolio. The $172 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $15,878 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Allowance at end of period (GAAP)	$348	$493	$348	$493
Plus: expected future recoveries on previously fully charged-off loans	172	211	172	211
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$520	$704	$520	$704
Ending total loans	$15,878	$16,731	$15,878	$16,731
Ending loans in repayment	$15,267	$16,087	$15,267	$16,087
Net charge-offs	$80	$67	$152	$166

Allowance coverage of charge-offs (annualized):
GAAP	1.1	1.8	1.1	1.5
Adjustment(1)	.5	.8	.6	.6
Non-GAAP Financial Measure(1)	1.6	2.6	1.7	2.1

Allowance as a percentage of the ending total loan balance:
GAAP	2.2%	2.9%	2.2%	2.9%
Adjustment(1)	1.1	1.3	1.1	1.3
Non-GAAP Financial Measure(1)	3.3%	4.2%	3.3%	4.2%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.3%	3.1%	2.3%	3.1%
Adjustment(1)	1.1	1.3	1.1	1.3
Non-GAAP Financial Measure(1)	3.4%	4.4%	3.4%	4.4%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of June 30, 2025, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2024 Form 10-K should be considered together with information included in this Form 10-Q. We believe there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2025 and 2024, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2025		As of June 30, 2024
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(13)	$39	$14	$23
Mark-to-market gains (losses) on derivative and hedging activities	51	(54)	48	(49)
Increase (decrease) in income before taxes	$38	$(15)	$62	$(26)
Increase (decrease) in net income after taxes	$29	$(12)	$48	$(20)
Increase (decrease) in diluted earnings per common share	$.29	$(.12)	$.43	$(.18)

	At June 30, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$44,477	$(75)	—%	$103	—%
Other earning assets	2,212	—	—	—	—
Other assets	2,862	3	—	93	3
Total assets gain/(loss)	$49,551	$(72)	—%	$196	—%
Liabilities
Interest-bearing liabilities	$46,436	$(237)	(1)%	$252	1%
Other liabilities	561	81	14	11	2
Total liabilities (gain)/loss	$46,997	$(156)	—%	$263	1%

	At December 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,133	$(63)	—%	$90	—%
Other earning assets	2,246	—	—	—	—
Other assets	2,975	52	(2)	20	1
Total assets gain/(loss)	$51,354	$(11)	—%	$110	—%
Liabilities
Interest-bearing liabilities	$47,505	$(226)	—%	$241	1%
Other liabilities	830	105	13	(35)	(4)
Total liabilities (gain)/loss	$48,335	$(121)	—%	$206	—%

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2025. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.6	$—	$1.6
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.8	—	.8
Prime	monthly	2.8	—	2.8
3 month Term SOFR	quarterly	.2	1.0	(.8)
3 month Term SOFR (1)	monthly	—	.6	(.6)
1 month Term SOFR	monthly	1.8	.7	1.1
Overnight SOFR(2)	daily	27.9	28.6	(.7)
Non Discrete reset (1)	monthly	—	4.1	(4.1)
Non Discrete reset (3)	daily/weekly	2.2	—	2.2
Fixed Rate (4)		12.7	15.2	(2.5)
Total		$50.2	$50.2	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $13.3 billion of 30-day average SOFR lookback debt and $13.3 billion of 90-day average SOFR lookback debt.
(3)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)
Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to 30-day average overnight SOFR, which is reset daily, and our cost of funds is primarily indexed to overnight SOFR but resetting at different times than the asset. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or term SOFR rates and our cost of funds is primarily indexed to one-month or three-month term SOFR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended June 30, 2025.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
April 1 — April 30, 2025	.7	$11.24	.7	$68
May 1 — May 31, 2025	.6	13.00	.6	$60
June 1 — June 30, 2025	.6	13.71	.6	$52
Total second-quarter 2025	1.9	$12.56	1.9

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On March 17, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company will purchase the applicable shares during second-quarter 2025 from April 1, 2025 to April 30, 2025. This plan terminated by its terms on May 1, 2025. On June 16, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company will purchase the applicable shares during second-quarter 2025 from June 17, 2025 to June 30, 2025. This plan terminates by its terms on July 31, 2025.

Other Information

Director and Officer Trading Arrangements

During the quarter ended June 30, 2025, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K, Item 408.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2025. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
FFELP Loans (net of allowance for losses of $182 and $180, respectively)	$29,618	$30,852
Private Education Loans (net of allowance for losses of $348 and $441, respectively)	15,530	15,716
Investments	135	143
Cash and cash equivalents	712	722
Restricted cash and cash equivalents	1,365	1,381
Goodwill and acquired intangible assets, net	436	437
Other assets	2,426	2,538
Total assets	$50,222	$51,789
Liabilities
Short-term borrowings	$4,752	$5,134
Long-term borrowings	42,345	43,184
Other liabilities	561	830
Total liabilities	47,658	49,148
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 467 million and 465 million shares issued, respectively	4	4
Additional paid-in capital	3,394	3,380
Accumulated other comprehensive income (net of tax expense of $0 and $1, respectively)	—	3
Retained earnings	4,674	4,697
Total stockholders’ equity before treasury stock	8,072	8,084
Less: Common stock held in treasury at cost: 367 million and 362 million shares, respectively	(5,508)	(5,443)
Total equity	2,564	2,641
Total liabilities and equity	$50,222	$51,789

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2025	December 31, 2024
FFELP Loans	$29,565	$30,620
Private Education Loans	14,221	14,638
Restricted cash	1,363	1,364
Other assets, net	1,366	1,224
Short-term borrowings	4,153	4,532
Long-term borrowings	37,552	38,497
Net assets of consolidated variable interest entities	$4,810	$4,817

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
FFELP Loans	$483	$608	$975	$1,269
Private Education Loans	273	317	562	645
Cash and investments	22	48	43	86
Total interest income	778	973	1,580	2,000
Total interest expense	650	843	1,322	1,718
Net interest income	128	130	258	282
Less: provisions for loan losses	37	14	67	26
Net interest income after provisions for loan losses	91	116	191	256
Other income (loss):
Servicing revenue	14	18	27	35
Asset recovery and business processing revenue	—	81	23	158
Other income	19	4	33	13
Gains (losses) on derivative and hedging activities, net	(5)	14	(30)	46
Total other income	28	117	53	252
Expenses:
Salaries and benefits	35	87	84	188
Other operating expenses	65	79	143	162
Total operating expenses	100	166	227	350
Goodwill and acquired intangible asset impairment and amortization expense	1	3	2	5
Restructuring/other reorganization expenses	—	16	3	17
Total expenses	101	185	232	372
Income before income tax expense	18	48	12	136
Income tax expense	4	12	1	27
Net income	$14	$36	$11	$109
Basic earnings per common share	$.14	$.32	$.11	$.98
Average common shares outstanding	100	111	101	112
Diluted earnings per common share	$.13	$.32	$.11	$.97
Average common and common equivalent shares outstanding	101	112	102	113
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$14	$36	$11	$109
Net changes in cash flow hedges, net of tax(1)	(2)	(5)	(3)	(9)
Total comprehensive income	$12	$31	$8	$100

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at March 31, 2024	465,031,305	(353,206,556)	111,824,749	$4	$3,360	$15	$4,691	$(5,304)	$2,766
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	36	—	36
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5)	—	—	(5)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	31
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(17)	—	(17)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	76,826	—	76,826	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Common stock repurchased	—	(2,466,060)	(2,466,060)	—	—	—	—	(38)	(38)
Shares repurchased related to employee stock-based compensation plans	—	(25,421)	(25,421)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748

Balance at March 31, 2025	466,581,434	(365,246,956)	101,334,478	$4	$3,390	$2	$4,677	$(5,484)	$2,589
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	14	—	14
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	12
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	14,995	—	14,995	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Common stock repurchased	—	(1,910,892)	(1,910,892)	—	—	—	—	(24)	(24)
Shares repurchased related to employee stock-based compensation plans	—	(7,543)	(7,543)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	—	$4,674	$(5,508)	$2,564

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	109	—	109
Other comprehensive income (loss), net of tax	—	—	—	—	—	(9)	—	—	(9)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	100
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(35)	—	(35)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,393,083	—	1,393,083	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Common stock repurchased	—	(5,017,909)	(5,017,909)	—	—	—	—	(81)	(81)
Shares repurchased related to employee stock-based compensation plans	—	(469,391)	(469,391)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748

Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	11	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3)	—	—	(3)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	8
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(32)	—	(32)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,287,528	—	1,287,528	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Common stock repurchased	—	(4,463,392)	(4,463,392)	—	—	—	—	(59)	(59)
Shares repurchased related to employee stock-based compensation plans	—	(418,655)	(418,655)	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	—	$4,674	$(5,508)	$2,564

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$11	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	2	5
Stock-based compensation expense	12	12
Mark-to-market (gains) losses on derivative and hedging activities, net	93	(30)
Provisions for loan losses	67	26
Decrease in accrued interest receivable	72	276
Increase (decrease) in accrued interest payable	(4)	12
(Increase) decrease in other assets	(3)	79
(Decrease) in other liabilities	(53)	(28)
Total adjustments	186	352
Net cash provided by operating activities	197	461
Cash flows from investing activities
Education loans originated and acquired	(1,103)	(610)
Proceeds from payments on education loans	2,460	6,200
Other investing activities, net	24	8
Disposal of subsidiaries, net of cash and restricted cash disposed of	25	—
Net cash provided by investing activities	1,406	5,598
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,081	1,106
Borrowings collateralized by loans in trust - repaid	(2,430)	(5,154)
Asset-backed commercial paper conduits, net	(160)	(622)
Long-term unsecured notes issued	495	—
Long-term unsecured notes repaid	(554)	(7)
Other financing activities, net	30	(53)
Common stock repurchased	(59)	(81)
Common dividends paid	(32)	(35)
Net cash used in financing activities	(1,629)	(4,846)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(26)	1,213
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,103	2,793
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,077	$4,006
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,314	$1,680
Income taxes paid	$1	$30
Income taxes refunds received	$—	$(1)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$712	$1,088
Restricted cash and restricted cash equivalents	1,365	2,918
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,077	$4,006

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2024 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2024 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended June 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$182	$397	$579	$206	$538	$744
Total provision	8	29	37	(2)	16	14
Charge-offs:
Gross charge-offs	(8)	(92)	(100)	(10)	(77)	(87)
Expected future recoveries on current period gross charge-offs	—	13	13	—	10	10
Total(1)	(8)	(79)	(87)	(10)	(67)	(77)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	—	—
Net charge-offs	(8)	(80)	(88)	(10)	(67)	(77)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	2	2	—	6	6
Allowance at end of period	$182	$348	$530	$194	$493	$687
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.14%	2.06%		.14%	1.65%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.14%	2.08%		.14%	1.65%
Ending total loans	$29,800	$15,878		$33,134	$16,731
Average loans in repayment	$25,133	$15,375		$27,509	$16,271
Ending loans in repayment	$24,867	$15,267		$26,411	$16,087

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

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$174	$217
Expected future recoveries of current period defaults	13	10
Recoveries (cash collected)	(11)	(10)
Charge-offs (as a result of lower recovery expectations)	(4)	(6)
End of period expected future recoveries on previously fully charged-off loans	$172	$211
Change in balance during period	$(2)	$(6)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

Allowance for Loan Losses Roll Forward

	Six Months Ended June 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$180	$441	$621	$215	$617	$832
Total provision	16	51	67	(1)	27	26
Charge-offs:
Gross charge-offs	(14)	(173)	(187)	(20)	(187)	(207)
Expected future recoveries on current period gross charge-offs	—	23	23	—	21	21
Total(1)	(14)	(150)	(164)	(20)	(166)	(186)
Adjustment resulting from the change in charge-off rate(2)	—	(2)	(2)	—	—	—
Net charge-offs	(14)	(152)	(166)	(20)	(166)	(186)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	8	8	—	15	15
Allowance at end of period	$182	$348	$530	$194	$493	$687
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.12%	1.96%		.14%	2.03%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	—%
Net charge-offs as a percentage of average loans in repayment (annualized)	.12%	1.98%		.14%	2.03%
Ending total loans	$29,800	$15,878		$33,134	$16,731
Average loans in repayment	$25,295	$15,423		$28,622	$16,471
Ending loans in repayment	$24,867	$15,267		$26,411	$16,087

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

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	23	21
Recoveries (cash collected)	(21)	(21)
Charge-offs (as a result of lower recovery expectations)	(10)	(15)
End of period expected future recoveries on previously fully charged-off loans	$172	$211
Change in balance during period	$(8)	$(15)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

	FFELP Loan Delinquencies
	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,280		$1,262		$1,403
Loans in forbearance(2)	3,653		4,365		5,320
Loans in repayment and percentage of each status:
Loans current	20,145	81.0%	20,675	81.4%	22,833	86.5%
Loans delinquent 31-60 days(3)	1,333	5.4	1,479	5.8	1,041	3.9
Loans delinquent 61-90 days(3)	863	3.5	1,043	4.1	680	2.6
Loans delinquent greater than 90 days(3)	2,526	10.1	2,208	8.7	1,857	7.0
Total FFELP Loans in repayment	24,867	100%	25,405	100%	26,411	100%
Total FFELP Loans	29,800		31,032		33,134
FFELP Loan allowance for losses	(182)		(180)		(194)
FFELP Loans, net	$29,618		$30,852		$32,940
Percentage of FFELP Loans in repayment		83.4%		81.9%		79.7%
Delinquencies as a percentage of FFELP Loans in repayment		19.0%		18.6%		13.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		14.7%		16.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	June 30, 2025	June 30, 2024	Change
Stafford Loans	$9,703	$10,589	$(886)
Consolidation Loans	17,077	19,273	(2,196)
Rehab Loans	3,020	3,272	(252)
Total loans, gross	$29,800	$33,134	$(3,334)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$940	$1,146	$635	$1,167	$2,991	$7,020	$13,899	88%
Below 640	14	48	46	102	166	1,603	1,979	12
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
Loan Status:
In-school/grace/ deferment/forbearance	$29	$91	$55	$51	$73	$312	$611	4%
Current/90 days or less delinquent	924	1,097	618	1,201	3,063	7,905	14,808	93
Greater than 90 days delinquent	1	6	8	17	21	406	459	3
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
Seasoning(1):
1-12 payments	$932	$879	$28	$22	$11	$30	$1,902	12%
13-24 payments	—	238	484	48	37	41	848	6
25-36 payments	—	—	125	524	107	85	841	5
37-48 payments	—	—	—	645	2,182	160	2,987	19
More than 48 payments	—	—	—	—	784	8,155	8,939	56
Loans in-school/ grace/deferment	22	77	44	30	36	152	361	2
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
Certain Loan Modifications(2):
Modified	$—	$6	$27	$98	$203	$5,077	$5,411	34%
Non-Modified	954	1,188	654	1,171	2,954	3,546	10,467	66
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
Cosigners:
With cosigner(3)	$152	$342	$225	$136	$70	$4,179	$5,104	32%
Without cosigner	802	852	456	1,133	3,087	4,444	10,774	68
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
School Type:
Not-for-profit	$893	$1,127	$643	$1,201	$2,971	$7,489	$14,324	90%
For-profit	61	67	38	68	186	1,134	1,554	10
Total	$954	$1,194	$681	$1,269	$3,157	$8,623	$15,878	100%
Allowance for loan losses							(348)
Total loans, net							$15,530

Charge-Offs	$—	$(2)	$(3)	$(6)	$(12)	$(129)	$(152)

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
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 66% for total loans at June 30, 2025.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$361		$372		$350
Loans in forbearance(2)	250		422		294
Loans in repayment and percentage of each status:
Loans current	14,296	93.6%	14,419	93.9%	15,250	94.8%
Loans delinquent 31-60 days(3)	335	2.2	319	2.1	311	1.9
Loans delinquent 61-90 days(3)	177	1.2	206	1.3	175	1.1
Loans delinquent greater than 90 days(3)	459	3.0	419	2.7	351	2.2
Total loans in repayment	15,267	100%	15,363	100%	16,087	100%
Total loans	15,878		16,157		16,731
Allowance for losses	(348)		(441)		(493)
Loans, net	$15,530		$15,716		$16,238
Percentage of loans in repayment		96.2%		95.1%		96.2%
Delinquencies as a percentage of loans in repayment		6.4%		6.1%		5.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.6%		2.7%		1.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of June 30, 2025 and 2024 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$568	3.6%	$295	1.9%	$35	.2%

	Three Months Ended June 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$601	3.6%	$314	1.9%	$39	.2%

	Six Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,171	7.4%	$548	3.5%	$75	.5%

	Six Months Ended June 30, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,143	6.8%	$597	3.6%	$78	.5%

(1)
As of June 30, 2025 and 2024, there was $1.0 billion and $1.1 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and six months ended June 30, 2025 and 2024, the following tables show the impact of such modification.

Three Months Ended June 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.3%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.1% to 5.4%.

Three Months Ended June 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.5%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.3%.

Six Months Ended June 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.4% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.0% to 5.4%.

Six Months Ended June 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.5%	Added an average 6 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.8% to 5.3%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Modified loans (amortized cost) (1)	$109	$128	$179	$163
Payment default (par)	$111	$131	$183	$167
Charge-offs (par)	$15	$10	$25	$12

(1)
For the three months ended June 30, 2025 and 2024, the modified loans include $71 million and $101 million, respectively, of Interest Rate Reduction, $5 million and $5 million, respectively, of Combination Rate Reduction and Term Extension, and $33 million and $22 million, respectively, of More Than Insignificant Payment Delay. For the six months ended June 30, 2025 and 2024, the modified loans include $119 million and $121 million, respectively, of Interest Rate Reduction, $8 million and $7 million, respectively, of Combination Rate Reduction and Term Extension, and $52 million and $35 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to June 30, 2025 and the 12 months prior to December 31, 2024, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	June 30, 2025	December 31, 2024
Loans in school/deferment	$20	$21
Loans in forbearance	78	162
Loans current	2,111	2,037
Loans delinquent 31 - 60 days	181	172
Loans delinquent 61 - 90 days	100	117
Loans delinquent greater than 90 days	164	186
Total modified loans	$2,654	$2,695

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	June 30, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$505	$4,798	$5,303	$553	$4,806	$5,359
Total unsecured borrowings	505	4,798	5,303	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations(1)(2)	117	26,948	27,065	41	28,268	28,309
Private Education Loan securitizations(3)	562	10,322	10,884	631	10,338	10,969
FFELP Loan ABCP facilities(4)	1,531	301	1,832	1,586	74	1,660
Private Education Loan ABCP facilities(4)	1,943	—	1,943	2,274	—	2,274
Other(5)	97	39	136	54	40	94
Total secured borrowings	4,250	37,610	41,860	4,586	38,720	43,306
Total before hedge accounting adjustments	4,755	42,408	47,163	5,139	43,526	48,665
Hedge accounting adjustments	(3)	(63)	(66)	(5)	(342)	(347)
Total	$4,752	$42,345	$47,097	$5,134	$43,184	$48,318

(1)
Includes $117 million and $41 million of short-term debt and $0 million and $87 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of June 30, 2025 and December 31, 2024, respectively.
(2)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.2 billion as of June 30, 2025 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2028 and 2038. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(3)
Includes $562 million and $631 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of June 30, 2025 and December 31, 2024, respectively.
(4)
ABCP facilities include $432 million and $121 million of gross issuances in the three months ended June 30, 2025 and 2024, respectively, and $587 million and $944 million of gross paydowns in the three months ended June 30, 2025 and 2024, respectively. ABCP facilities include $964 million and $522 million of gross issuances in the six months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $1.1 billion of gross paydowns in the six months ended June 30, 2025 and 2024, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2025 and December 31, 2024, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$117	$26,948	$27,065	$27,749	$871	$1,187	$29,807
Private Education Loan securitizations	562	10,322	10,884	12,103	342	130	12,575
FFELP Loan ABCP facilities	1,531	301	1,832	1,816	65	86	1,967
Private Education Loan ABCP facilities	1,943	—	1,943	2,118	85	38	2,241
Total before hedge accounting adjustments	4,153	37,571	41,724	43,786	1,363	1,441	46,590
Hedge accounting adjustments	—	(19)	(19)	—	—	(75)	(75)
Total	$4,153	$37,552	$41,705	$43,786	$1,363	$1,366	$46,515

	December 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$41	$28,268	$28,309	$28,983	$901	$1,211	$31,095
Private Education Loan securitizations	631	10,338	10,969	12,054	335	113	12,502
FFELP Loan ABCP facilities	1,586	74	1,660	1,637	53	78	1,768
Private Education Loan ABCP facilities	2,274	—	2,274	2,584	75	66	2,725
Total before hedge accounting adjustments	4,532	38,680	43,212	45,258	1,364	1,468	48,090
Hedge accounting adjustments	—	(183)	(183)	—	—	(244)	(244)
Total	$4,532	$38,497	$43,029	$45,258	$1,364	$1,224	$47,846

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

There was no revenue in the Business Processing segment in the second quarter of 2025. The $81 million of revenue in the Business Processing segment in the second quarter of 2024 included $32 million related to healthcare services and $49 million related to government services, of which $14 million, $18 million and $17 million related to federal government, state and local government, and tolling authorities clients, respectively.

The $23 million of revenue in the Business Processing segment in the six months ended June 30, 2025 was related to government services, of which $4 million, $8 million and $11 million related to federal government, state and local government, and tolling authorities clients, respectively. The $158 million of revenue in the Business Processing segment in the six months ended June 30, 2024 included $61 million related to healthcare services and $97 million related to government services of which $29 million, $35 million and $33 million related to federal government, state and local government, and tolling authorities clients, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$43	$25	$—	$—	$43	$25
Cross-currency interest rate swaps		—	—	4	—		—	4	—
Total derivative assets(2)		—	—	47	25	—	—	47	25
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(79)	(244)	—	—	(79)	(244)
Total derivative liabilities(2)		—	—	(79)	(244)	—	—	(79)	(244)
Net total derivatives		$—	$—	$(32)	$(219)	$—	$—	$(32)	$(219)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Gross position	$47	$25	$(79)	$(244)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	47	25	(79)	(244)
Cash collateral (held) pledged	(46)	(26)	39	30
Net position	$1	$(1)	$(40)	$(214)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2025		As of December 31, 2024
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$496	$(3)	$495	$(5)
Long-term borrowings	$4,720	$(66)	$4,517	$(345)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024	Jun 30, 2025	Dec 31, 2024
Notional Values:
Interest rate swaps	$.4	$.1	$4.1	$4.1	$1.7	$2.2	$6.2	$6.4
Cross-currency interest rate swaps	—	—	1.3	1.3	—	—	1.3	1.3
Total derivatives	$.4	$.1	$5.4	$5.4	$1.7	$2.2	$7.5	$7.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$51	$6	$109	$(48)
Gains (losses) recognized in net income on hedged items	(55)	(8)	(116)	50
Net fair value hedge ineffectiveness gains (losses)	(4)	(2)	(7)	2
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	115	1	169	(33)
Gains (losses) recognized in net income on hedged items	(107)	6	(164)	36
Net fair value hedge ineffectiveness gains (losses)	8	7	5	3
Total fair value hedges(1)(2)	4	5	(2)	5
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(5)	14	(30)	46
Total trading derivatives(3)	(5)	14	(30)	46
Mark-to-market gains (losses) recognized	$(1)	$19	$(32)	$51

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Total gains (losses) on cash flow hedges	$(2)	$1	$(2)	$4
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	—	(6)	(1)	(13)
Net changes in cash flow hedges, net of tax	$(2)	$(5)	$(3)	$(9)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2025	December 31, 2024
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$46	$26
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$46	$26
Derivative asset at fair value including accrued interest	$55	$33
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$39	$30
Total collateral pledged	$39	$30
Derivative liability at fair value including accrued interest and premium receivable	$85	$250

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At June 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $6 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At June 30, 2025 and December 31, 2024, the net positive exposure on swaps in securitization trusts was $4 million and $0 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2025	December 31, 2024
Accrued interest receivable	$1,661	$1,733
Benefit and insurance-related investments	460	459
Income tax asset, net	100	120
Derivatives at fair value	47	25
Accounts receivable	19	49
Fixed assets	28	52
Other	111	100
Total	$2,426	$2,538

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

7. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Common stock repurchased(1)	1.9	2.5	4.5	5.0
Common stock repurchased (in dollars)(1)	$24	$38	$59	$81
Average purchase price per share(1)	$12.56	$15.41	$13.22	$16.14
Remaining common stock repurchase authority(1)	$52	$209	$52	$209
Shares repurchased related to employee stock- based compensation plans(2)	—	—	.4	.5
Average purchase price per share(2)	$—	$—	$13.74	$16.04
Common shares issued(3)	—	.1	1.3	1.4
Dividends paid	$16	$17	$32	$35
Dividends per share	$.16	$.16	$.32	$.32

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2025 was $14.10.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$14	$36	$11	$109
Denominator:
Weighted average shares used to compute basic EPS	100	111	101	112
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	1	1	1
Dilutive potential common shares(2)	1	1	1	1
Weighted average shares used to compute diluted EPS	101	112	102	113
Basic earnings (loss) per common share	$.14	$.32	$.11	$.98
Diluted earnings (loss) per common share	$.13	$.32	$.11	$.97

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended March 31, 2025 and 2024, approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2025 and 2024, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During the three and six months ended June 30, 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the second-quarters of 2025 and 2024, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	June 30, 2025				December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$43	$—	$43	$—	$25	$—	$25
Cross currency interest rate swaps	—	—	4	4	—	—	—	—
Total derivative assets(2)	—	43	4	47	—	25	—	25
Total	$—	$43	$4	$47	$—	$25	$—	$25
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(79)	(79)	—	—	(244)	(244)
Total derivative liabilities(2)	—	—	(79)	(79)	—	—	(244)	(244)
Total	$—	$—	$(79)	$(79)	$—	$—	$(244)	$(244)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2025				2024
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(190)	$—	$(190)	$(1)	$(223)	$—	$(224)
Total gains/(losses):
Included in earnings(1)	—	107	—	107	—	(9)	—	(9)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	8	—	8	—	10	—	10
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(75)	$—	$(75)	$(1)	$(222)	$—	$(223)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$115	$—	$115	$—	$1	$—	$1

	Six Months Ended June 30,
	2025				2024
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(244)	$—	$(244)	$(1)	$(189)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	152	—	152	—	(53)	—	(53)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	17	—	17	—	20	—	20
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(75)	$—	$(75)	$(1)	$(222)	$—	$(223)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$169	$—	$169	$—	$(33)	$—	$(33)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$—
Interest expense	107	(9)	152	(53)
Total	$107	$(9)	$152	$(53)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2025	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(75)	Discounted cash flow	Constant Prepayment Rate	5%
Total	(75)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$29,261	$29,618	$(357)	$30,766	$30,852	$(86)
Private Education Loans	15,216	15,530	(314)	15,367	15,716	(349)
Cash and investments	2,212	2,212	—	2,246	2,246	—
Total earning assets	46,689	47,360	(671)	48,379	48,814	(435)
Interest-bearing liabilities
Short-term borrowings	4,764	4,752	(12)	5,144	5,134	(10)
Long-term borrowings	41,672	42,345	673	42,361	43,184	823
Total interest-bearing liabilities	46,436	47,097	661	47,505	48,318	813
Derivative financial instruments
Interest rate swaps	43	43	—	25	25	—
Cross-currency interest rate swaps	(75)	(75)	—	(244)	(244)	—
Excess of net asset fair value over carrying value			$(10)			$378

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting

We monitor and assess our ongoing operations and results based on the following three reportable operating segments: Federal Education Loans, Consumer Lending, and Other. As of February 2025, we had divested our Business Processing segment.

These segments meet the quantitative thresholds for reportable operating segments. Accordingly, the results of operations of these reportable operating segments are presented separately. The underlying operating segments are used by the Company’s chief operating decision maker, our chief executive officer, to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments. As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income. Accordingly, information regarding our reportable operating segments' net income is provided on a Core Earnings basis.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2025	December 31, 2024
FFELP Loans, net	$29,618	$30,852
Cash and investments(1)	938	955
Other	1,832	1,818
Total assets	$32,388	$33,625

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2025	December 31, 2024
Private Education Loans, net	$15,530	$15,716
Cash and investments(1)	532	524
Other	540	569
Total assets	$16,602	$16,809

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Business Processing Segment

In September 2024, Navient completed the sale of Xtend, which comprised the Company's healthcare services business in its Business Processing segment. In February 2025, Navient completed the sale of its government services businesses, which constituted the remainder of the Business Processing segment.

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

At June 30, 2025 and December 31, 2024, the Business Processing segment had total assets of $0 and $103 million, respectively.

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

At June 30, 2025 and December 31, 2024, the Other segment had total assets of $1.2 billion and $1.3 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$756					$483	$273	$—	$—
Cash and investments	22					10	5	—	7
Total interest income	778					493	278	—	7
Total interest expense	650					438	183	—	26
Net interest income (loss)	128	$5	$(2)	$3	$131	55	95	—	(19)
Less: provisions for loan losses	37				37	8	29	—	—
Net interest income (loss) after provisions for loan losses	91					47	66	—	(19)
Other income (loss):
Servicing revenue	14					11	3	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	14					(1)	—	—	20
Total other income	28	(5)	10	5	33	10	3	—	20
Expenses:
Direct operating expenses	53					17	36	—	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses(2)	100	—	—	—	100	17	36	—	47
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	101	—	(1)	(1)	100	17	36	—	47
Income (loss) before income tax expense (benefit)	18	—	9	9	27	40	33	—	(46)
Income tax expense (benefit)(3)	4	—	2	2	6	10	7	—	(11)
Net income (loss)	$14	$—	$7	$7	$21	$30	$26	$—	$(35)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income (loss)	5	—	5
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			2
Net income (loss)			$7

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended June 30, 2025
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$16	$14	$—	$2	$32
Information technology expenses	—	8	—	20	28
Corporate expenses	—	1	—	19	20
Other/remaining expenses	1	13	—	6	20
Operating expenses	$17	$36	$—	$47	$100

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$925					$608	$317	$—	$—
Cash and investments	48					28	7	—	13
Total interest income	973					636	324	—	13
Total interest expense	843					603	198	—	36
Net interest income (loss)	130	$9	$(3)	$6	$136	33	126	—	(23)
Less: provisions for loan losses	14				14	(2)	16	—	—
Net interest income (loss) after provisions for loan losses	116					35	110	—	(23)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	81					—	—	81	—
Other revenue	18					2	—	—	2
Total other income	117	(9)	(5)	(14)	103	17	3	81	2
Expenses:
Direct operating expenses	112					16	34	62	—
Unallocated shared services expenses	54					—	—	—	54
Operating expenses(2)	166	—	—	—	166	16	34	62	54
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	16	—	—	—	16	—	—	—	16
Total expenses	185	—	(3)	(3)	182	16	34	62	70
Income (loss) before income tax expense (benefit)	48	—	(5)	(5)	43	36	79	19	(91)
Income tax expense (benefit)(3)	12	—	(2)	(2)	10	8	19	4	(21)
Net income (loss)	$36	$—	$(3)	$(3)	$33	$28	$60	$15	$(70)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(14)	—	(14)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(8)	$3	(5)
Income tax expense (benefit)			(2)
Net income (loss)			$(3)

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended June 30, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$10	$13	$—	$—	$23
Information technology expenses	3	7	4	20	34
Corporate expenses	1	1	1	21	24
Other/remaining expenses	2	13	57	13	85
Operating expenses	$16	$34	$62	$54	$166

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,537					$975	$562	$—	$—
Cash and investments	43					20	10	—	13
Total interest income	1,580					995	572	—	13
Total interest expense	1,322					892	364	—	49
Net interest income (loss)	258	$11	$6	$17	$275	103	208	—	(36)
Less: provisions for loan losses	67				67	16	51	—	—
Net interest income (loss) after provisions for loan losses	191					87	157	—	(36)
Other income (loss):
Servicing revenue	27					21	6	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue	3					(1)	—	—	34
Total other income (loss)	53	(11)	41	30	83	20	6	23	34
Expenses:
Direct operating expenses	127					37	70	20	—
Unallocated shared services expenses	100					—	—	—	100
Operating expenses(2)	227	—	—	—	227	37	70	20	100
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	232	—	(2)	(2)	230	37	70	20	103
Income (loss) before income tax expense (benefit)	12	—	49	49	61	70	93	3	(105)
Income tax expense (benefit)(3)	1	—	13	13	14	16	21	1	(24)
Net income (loss)	$11	$—	$36	$36	$47	$54	$72	$2	$(81)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$47	$2	49
Income tax expense (benefit)			13
Net income (loss)			$36

(2)
Reportable segment significant operating expenses are comprised of:

	Six Months Ended June 30, 2025
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$34	$28	$—	$5	$67
Information technology expenses	—	17	1	41	59
Corporate expenses	1	1	—	43	45
Other/remaining expenses	2	24	19	11	56
Operating expenses	$37	$70	$20	$100	$227

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,914					$1,269	$645	$—	$—
Cash and investments	86					51	14	—	21
Total interest income	2,000					1,320	659	—	21
Total interest expense	1,718					1,233	400	—	68
Net interest income (loss)	282	$19	$(2)	$17	$299	87	259	—	(47)
Less: provisions for loan losses	26				26	(1)	27	—	—
Net interest income (loss) after provisions for loan losses	256					88	232	—	(47)
Other income (loss):
Servicing revenue	35					28	7	—	—
Asset recovery and business processing revenue	158					—	—	158	—
Other revenue	59					5	1	—	7
Total other income (loss)	252	(19)	(27)	(46)	206	33	8	158	7
Expenses:
Direct operating expenses	231					33	67	131	—
Unallocated shared services expenses	119					—	—	—	119
Operating expenses(2)	350	—	—	—	350	33	67	131	119
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	372	—	(5)	(5)	367	33	67	131	136
Income (loss) before income tax expense (benefit)	136	—	(24)	(24)	112	88	173	27	(176)
Income tax expense (benefit)(3)	27	—	(1)	(1)	26	20	40	6	(40)
Net income (loss)	$109	$—	$(23)	$(23)	$86	$68	$133	$21	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income (loss)	(46)	—	(46)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$(29)	$5	(24)
Income tax expense (benefit)			(1)
Net income (loss)			$(23)
(2)
Reportable segment significant operating expenses are comprised of:

	Six Months Ended June 30, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$22	$26	$—	$—	$48
Information technology expenses	6	14	9	42	71
Corporate expenses	2	2	2	49	55
Other/remaining expenses	3	25	120	28	176
Operating expenses	$33	$67	$131	$119	$350
(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2025 and for the three and six months ended

June 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
GAAP net income (loss)	$14	$36	$11	$109
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	8	(8)	47	(29)
Net impact of goodwill and acquired intangible assets(2)	1	3	2	5
Net tax effect(3)	(2)	2	(13)	1
Total Core Earnings adjustments to GAAP	7	(3)	36	(23)
Core Earnings net income	$21	$33	$47	$86

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 30, 2025

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	44-78

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38-41

Item 4.	Controls and Procedures	42

Part II. Other Information

Item 1.	Legal Proceedings	37, 69

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	42

Item 6.	Exhibits	43

Signatures		79