Form 10-Q
period 2025-09-30
NAVIENT CORP
filed 2025-10-29
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36228

Navient Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-4054283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13865 Sunrise Valley Drive, Herndon, Virginia 20171	(302) 283-8000
(Address of principal executive offices)	(Telephone Number)

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

As of September 30, 2025, there were 97,506,705 shares of common stock outstanding.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•
Federal Education Loans

We own and manage a portfolio of $28.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

•
Consumer Lending

We own and manage a portfolio of $15.5 billion of Private Education Loans. Through our Earnest brand we also refinance and originate Private Education Loans. We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products through our Earnest brand. In the first nine months of 2025, we originated $1.8 billion of Private Education Loans, a 73% increase from $1.0 billion a year ago.

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

Maximizing Cash Flows from Loan Portfolios and Maintaining a Strong Balance Sheet

The cash flows from our education loan portfolios continue to demonstrate the strength of our balance sheet, our efficient financings, credit risk management and underwriting of high-quality private education loans with attractive economics.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock and in October 2025 the Board authorized a new $100 million share repurchase program. The new share repurchase authorization, which is effective immediately, is in addition to the approximately $26 million of unused authorization as of September 30, 2025.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.9% and our Adjusted Tangible Equity Ratio(1) was 9.3% as of September 30, 2025.

(Dollars and shares in millions)	Q3-25	Q3-24
Shares repurchased	2.0	2.1
Reduction in shares outstanding	2%	2%
Total repurchases in dollars	$26	$33
Dividends paid	$16	$17
Total Capital Returned(2)	$42	$50
GAAP equity-to-asset ratio	4.9%	5.0%
Adjusted Tangible Equity Ratio(1)	9.3%	9.8%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions. We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024. We completed the divestiture of our Business Processing segment business with our healthcare services business sold in September 2024 and our government services business sold in February 2025. In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are also reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $46 million of restructuring and other reorganization charges recognized in 2024 and the first nine months of 2025 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of September 30, 2025, we have reduced our headcount by over 80% since the beginning of 2024.

In 2025, as it relates to the above strategic actions:

•
We provided transition services related to the outsourcing of loan servicing and divestiture of the Business Processing segment. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025 and as of October 2025 we have no further obligations to provide transition services for our government services business.
•
We have had and expect to have additional cost saving initiatives implemented which will further reduce our operating costs mostly in connection with our shared service functions and corporate footprint.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In the first nine months of 2025, total originations nearly doubled to $1.8 billion compared to $1.0 billion a year ago.

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

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses), and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we have performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment discussed under "Recent Business Developments."

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
GAAP Basis
Net income (loss)	$(86)	$(2)	$(75)	$107
Diluted earnings (loss) per common share	$(.87)	$(.02)	$(.75)	$.95
Weighted average shares used to compute diluted earnings per share	98	108	100	112
Return on assets	(.72)%	(.02)%	(0.21)%	.26%

Core Earnings Basis(1)
Net income (loss)(1)	$(83)	$160	$(36)	$246
Diluted earnings (loss) per common share(1)	$(.84)	$1.45	$(.36)	$2.20
Weighted average shares used to compute diluted earnings per share	98	110	100	112
Net interest margin, Federal Education Loans segment	.84%	.46%	.72%	.46%
Net interest margin, Consumer Lending segment	2.39%	2.84%	2.48%	2.91%
Return on assets	(.69)%	1.21%	(.10)%	.59%

Education Loan Portfolios
Ending FFELP Loans, net	$28,952	$31,522	$28,952	$31,522
Ending Private Education Loans, net	15,456	16,005	15,456	16,005
Ending total education loans, net	$44,408	$47,527	$44,408	$47,527
Average FFELP Loans	$29,641	$32,373	$30,289	$34,749
Average Private Education Loans	15,894	16,587	16,014	16,968
Average total education loans	$45,535	$48,960	$46,303	$51,717

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

Third-quarter 2025 net loss was $86 million ($0.87 diluted loss per share), compared with net loss of $2 million ($0.02 diluted loss per share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of Third-Quarter 2025 Results with Third-Quarter 2024” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Third-quarter 2025 Core Earnings net loss was $83 million ($0.84 diluted Core Earnings loss per share), compared with $160 million ($1.45 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included:

•
$168 million provision for loan losses ($13 million for FFELP and $155 million for Consumer Lending). Of the $168 million, $17 million relates to originations with the remaining $151 million ($1.17 diluted loss per share) a result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the extension of the FFELP portfolio.
•
$11 million ($0.08 diluted earnings per share) net benefit to net interest income from a decrease in prepayment rate assumptions ($18 million of additional net interest income from the FFELP Loan portfolio partially offset by a $7 million reduction in the Private Education Loan portfolio).
•
$5 million ($0.04 diluted loss per share) of regulatory and restructuring expenses.

Financial highlights of third-quarter 2025 include:

Federal Education Loans segment:

•
Net income of $35 million.
•
Net interest margin of 0.84%.
•
FFELP Loan prepayments of $268 million compared to $1.0 billion in third-quarter 2024.

Consumer Lending segment:

•
Net loss of $76 million due to the elevated provision discussed above.
•
Net interest margin of 2.39%.
•
Originated $788 million of Private Education Loans, a 58% increase.

Business Processing segment:

•
Navient no longer provides business processing segment services after the sale in February 2025 of the government services business.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.9% and adjusted tangible equity ratio(1) of 9.3%.
•
Repurchased $26 million of common shares. Authorized new $100 million share repurchase program. The share repurchase authorization, which is effective immediately, is in addition to the approximately $26 million of unused authorization as of September 30, 2025.
•
Paid $16 million in common stock dividends.
•
Issued $543 million of asset-backed securities.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Operating Expenses:

•
Operating expenses of $105 million, of which $6 million is in connection with transition services we have provided related to our various strategic initiatives. There is $7 million of revenue recognized in Other revenue related to these services.

The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025 and as of October 2025 we have no further obligations to provide transition services for our government services business.

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2025	2024	$	%	2025	2024	$	%
Interest income
FFELP Loans	$484	$591	$(107)	(18)%	$1,459	$1,861	$(402)	(22)%
Private Education Loans	276	314	(38)	(12)	838	958	(120)	(13)
Cash and investments	21	43	(22)	(51)	64	129	(65)	(50)
Total interest income	781	948	(167)	(18)	2,361	2,948	(587)	(20)
Total interest expense	639	828	(189)	(23)	1,961	2,547	(586)	(23)
Net interest income	142	120	22	18	400	401	(1)	—
Less: provisions for loan losses	168	42	126	300	236	68	168	247
Net interest income (loss) after provisions for loan losses	(26)	78	(104)	(133)	164	333	(169)	(51)
Other income (loss):
Servicing revenue	13	13	—	-	40	48	(8)	(17)
Asset recovery and business processing revenue	—	70	(70)	(100)	23	228	(205)	(90)
Other income	10	10	—	-	44	22	22	100
Gain on sale of subsidiary	—	219	(219)	(100)	—	219	(219)	(100)
Gains (losses) on derivative and hedging activities, net	(4)	(36)	32	(89)	(34)	11	(45)	(409)
Total other income	19	276	(257)	(93)	73	528	(455)	(86)
Expenses:
Operating expenses	105	184	(79)	(43)	333	533	(200)	(38)
Goodwill and acquired intangible assets impairment and amortization expense	1	140	(139)	(99)	2	145	(143)	(99)
Restructuring/other reorganization expenses	4	18	(14)	(78)	6	35	(29)	(83)
Total expenses	110	342	(232)	(68)	341	713	(372)	(52)
Income (loss) before income tax expense (benefit)	(117)	12	(129)	(1,075)	(104)	148	(252)	(170)
Income tax expense (benefit)	(31)	14	(45)	(321)	(29)	41	(70)	(171)
Net income (loss)	$(86)	$(2)	$(84)	4,200%	$(75)	$107	$(182)	(170)%
Basic earnings (loss) per common share	$(.87)	$(.02)	$(.85)	4,250%	$(.75)	$.97	$(1.72)	(177)%
Diluted earnings (loss) per common share	$(.87)	$(.02)	$(.85)	4,250%	$(.75)	$.95	$(1.70)	(179)%
Dividends per common share	$.16	$.16	$—	—	$.48	$.48	$—	—

GAAP Comparison of Third-Quarter 2025 Results with Third-Quarter 2024

For the three months ended September 30, 2025, net loss was $86 million, or $0.87 diluted loss per common share, compared with net loss of $2 million, or $0.02 diluted loss per common share, for the year-ago period.

The primary contributors to the change in net income (loss) are as follows:

• Net interest income increased by $22 million primarily due to a decrease in premium amortization due to both a decrease in prepayment rate assumptions ($11 million net benefit in the current period), mostly in response to the significant decline in FFELP Loan actual prepayments since the beginning of 2025, as well as the significant decline in actual FFELP Loan prepayments from $1.0 billion in the year-ago quarter to $268 million in the current quarter. Additionally, there was a $12 million increase in mark-to-market gains on fair value hedges recorded in interest expense. These increases were partially offset by the paydown of the FFELP and Private Education Loan portfolios.

• Provisions for loan losses increased $126 million from $42 million to $168 million:

○ The provision for FFELP Loan losses increased $18 million from $(5) million to $13 million.

○ The provision for Private Education Loan losses increased $108 million from $47 million to $155 million.

The provision for FFELP Loan losses of $13 million in the current period was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio. The provision of $(5) million in the year-ago quarter was the result of relatively stable credit trends.

The provision for Private Education Loan losses of $155 million in the current period included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision of $47 million in the year-ago quarter included $21 million related to lowering the expected recovery rate on defaulted loans, $15 million associated with loan originations and $11 million related to a general reserve build.

• Asset recovery and business processing revenue decreased $70 million as a result of the sale of our healthcare services business in the third quarter of 2024 ($28 million of the decrease), and our government services business in February 2025 ($42 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.

• A gain of $219 million was recognized in the third quarter of 2024 from the sale of 100% of our equity interests in Xtend Healthcare, our former healthcare services business, for $369 million cash on September 19, 2024.

• Net losses on derivative and hedging activities decreased $32 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $79 million, $66 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024 ($57 million of the reduction is in the Business Processing segment and $9 million of the reduction is in the Other segment). In addition, regulatory-related expenses decreased $13 million primarily due to $18 million of regulatory-related expenses recorded in the year-ago quarter in connection with the September 2024 CFPB settlement agreement. Current period expense includes $6 million incurred in connection with providing transition services related to our various strategic initiatives. There is $7 million of revenue recognized in the Other segment related to these services.

• Goodwill and acquired intangible asset impairment and amortization expense decreased $139 million due to a $138 million impairment recognized in the third quarter of 2024 related to the government services business which was sold in February 2025.

• Restructuring and other reorganization expenses decreased $14 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, reduce our expense base and enhance our flexibility.

• The effective income tax rates for the current and year-ago quarters were 27% and 120%, respectively. The movement in the effective income tax rate was primarily driven by the settlement with the CFPB in the year-ago quarter of which a portion was not deductible for tax and the impact of a portion of the goodwill impairment recorded in the year-ago quarter not being deductible.

We repurchased 2.0 million and 2.1 million shares of our common stock during the third quarters of 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 10 million common shares (or 9%) from the year-ago period.

GAAP Comparison of Nine Months Ended September 30, 2025 Results with Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, net loss was $75 million, or $0.75 diluted loss per common share, compared with net income of $107 million, or $0.95 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income (loss) are as follows:

• Net interest income decreased by $1 million primarily as a result of the paydown of the FFELP and Private Education Loan portfolios and the impact of decreasing interest rates on the different index resets for the FFELP Loan and Private Education Loan assets and debt. These decreases were offset by a $54 million decline in net premium amortization on the loan portfolios due to both a decrease in prepayment rate assumptions, mostly in response to the significant decline in actual FFELP Loan prepayments since the beginning of 2025, as well as the significant decline in actual FFELP Loan prepayments from $5.0 billion in the year-ago period to $753 million in the current period.

• Provisions for loan losses increased $168 million, from $68 million to $236 million:

○ The provision for FFELP Loan losses increased $35 million from $(6) million to $29 million.

○ The provision for Private Education Loan losses increased $133 million from $74 million to $207 million.

The provision for FFELP Loan losses of $29 million in the current period was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio. The provision of $(6) million in the year-ago period was the result of relatively stable credit trends.

The provision for Private Education Loan losses of $207 million in the current period included $32 million associated with loan originations and $175 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision of $74 million in the year-ago period included $21 million related to lowering the expected recovery rate on defaulted loans, $26 million associated with loan originations and $27 million related to a general reserve build.

• Asset recovery and business processing revenue decreased $205 million as a result of the sale of our healthcare services business in the third quarter of 2024 ($88 million of the decrease), and our government services business in February 2025 ($117 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income increased $22 million primarily related to the transition services we provide related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025.

• A gain of $219 million was recognized in the third quarter of 2024 from the sale of 100% of our equity interests in Xtend Healthcare, our former healthcare services business, for $369 million cash on September 19, 2024.

• Net gains on derivative and hedging activities decreased $45 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $200 million, $198 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024 ($168 million of the reduction is in the Business Processing segment and $30 million of the reduction is in the Other segment). In addition, regulatory-related expenses decreased $34 million primarily due to $39 million of regulatory-related expenses recorded in the year-ago period in connection with the September 2024 CFPB settlement agreement. Current period expense includes $29 million incurred in connection with providing transition services related to our various strategic initiatives. There is $32 million of revenue recognized in the Other segment related to these services.

• Goodwill and acquired intangible asset impairment and amortization expense decreased $143 million primarily due to a $138 million impairment recognized in September 2024 related to the government services business which was sold in February 2025.

• Restructuring and other reorganization expenses decreased $29 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, reduce our expense base and enhance our flexibility.

We repurchased 6.4 million and 7.2 million shares of our common stock during the nine months ended September 30, 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 12 million common shares (or 11%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest income:
FFELP Loans	$484	$591	(18)%	$1,459	$1,861	(22)%
Cash and investments	10	25	(60)	30	75	(60)
Total interest income	494	616	(20)	1,489	1,936	(23)
Total interest expense	429	576	(26)	1,321	1,810	(27)
Net interest income	65	40	63	168	126	33
Less: provision for loan losses	13	(5)	360	29	(6)	583
Net interest income after provision for loan losses	52	45	16	139	132	5
Total other income	10	11	(9)	31	44	(30)
Direct operating expenses	16	20	(20)	54	53	2
Income before income tax expense	46	36	28	116	123	(6)
Income tax expense	11	9	22	27	28	(4)
Net income	$35	$27	30%	$89	$95	(6)%

Comparison of Third-Quarter 2025 Results with Third-Quarter 2024

•
Net income was $35 million compared to $27 million.
•
Net interest income increased $25 million primarily due to a decrease in premium amortization as a result of both a decrease in prepayment rate assumptions ($18 million benefit in current quarter), in response to the significant decline in actual prepayments since the beginning of 2025, as well as the significant decline in actual prepayments from $1.0 billion in the year-ago quarter to $268 million in the current quarter. This was partially offset by the paydown of the loan portfolio.
•
Provision for loan losses increased $18 million. The $13 million of provision for loan losses in the current period was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the continued extension of the portfolio. The $(5) million of provision for loan losses in third-quarter 2024 was the result of relatively stable credit trends.
o
Net charge-offs were unchanged at $9 million.
o
Delinquencies greater than 90 days were $2.5 billion compared to $1.9 billion.
o
Forbearances were $3.7 billion compared to $5.0 billion.
•
Expenses were $4 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in the significant reduction in expenses (20%) as the portfolio paid down.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net interest margin	.84%	.46%	.72%	.46%
FFELP Loans:
FFELP Loan spread	.90%	.60%	.77%	.59%
Provision for loan losses	$13	$(5)	$29	$(6)
Net charge-offs	$9	$9	$23	$29
Net charge-off rate	.15%	.14%	.13%	.14%
Greater than 30-days delinquency rate	18.1%	13.4%	18.1%	13.4%
Greater than 90-days delinquency rate	10.5%	7.3%	10.5%	7.3%
Forbearance rate	13.4%	16.4%	13.4%	16.4%
Average FFELP Loans	$29,641	$32,373	$30,289	$34,749
Ending FFELP Loans, net	$28,952	$31,522	$28,952	$31,522

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FFELP Loan yield	6.31%	7.04%	6.22%	6.92%
Floor Income	.17	.23	.22	.23
FFELP Loan net yield	6.48	7.27	6.44	7.15
FFELP Loan cost of funds	(5.58)	(6.67)	(5.67)	(6.56)
FFELP Loan spread	.90	.60	.77	.59
Other interest-earning asset spread impact	(.06)	(.14)	(.05)	(.13)
Net interest margin(1)	.84%	.46%	.72%	.46%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
FFELP Loans	$29,641	$32,373	$30,289	$34,749
Other interest-earning assets	872	1,956	874	2,002
Total FFELP Loan interest-earning assets	$30,513	$34,329	$31,163	$36,751

The 38 basis point increase in the net interest margin in third-quarter 2025 is primarily the result of loan premium amortization being $29 million lower in the current period (38 basis points) due to both a decrease in prepayment rate assumptions used to amortize loan premium, in response to the significant decline in actual prepayments since the beginning of 2025, as well as the significant decline in actual prepayments from $1.0 billion in the year-ago quarter to $268 million in the current quarter. The significant decline in actual prepayments in 2025 is primarily the result of changes in public policy under the current Administration.

As of September 30, 2025, our FFELP Loan portfolio totaled $28.9 billion. The weighted-average life of this portfolio as of September 30, 2025 was 8 years assuming a Constant Prepayment Rate (CPR) of 3% through 2028 and 5% thereafter. Prior to third-quarter 2025, the CPR assumption was 5%.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2025 and 2024, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2025	September 30, 2024
Education loans eligible to earn Floor Income	$28.8	$31.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(13.9)	(15.0)
Less: economically hedged Floor Income	(.7)	(1.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.2	$14.5
Education loans earning Floor Income	$2.3	$1.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2025 to December 31, 2028.

(Dollars in billions)	October 1, 2025 to December 31, 2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.7	$.6	$.3	$.2

Provision for Loan Losses

Provision for loan losses increased $18 million. The $13 million of provision for loan losses in the current quarter was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the continued extension of the portfolio. The $(5) million of provision for loan losses in the year-ago quarter was the result of relatively stable credit trends.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $4 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in the significant reduction in expenses (20%) as the portfolio paid down.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Interest income:
Private Education Loans	$276	$314	(12)%	$838	$958	(13)%
Cash and investments	5	6	(17)	15	20	(25)
Interest income	281	320	(12)	853	978	(13)
Interest expense	183	198	(8)	547	597	(8)
Net interest income	98	122	(20)	306	381	(20)
Less: provision for loan losses	155	47	230	207	74	180
Net interest income (loss) after provision for loan losses	(57)	75	(176)	99	307	(68)
Total other income	3	2	50	9	10	(10)
Direct operating expenses	45	44	2	115	110	5
Income (loss) before income tax expense (benefit)	(99)	33	(400)	(7)	207	(103)
Income tax expense (benefit)	(23)	6	(483)	(3)	47	(106)
Net income (loss)	$(76)	$27	(381)%	$(4)	$160	(103)%

Comparison of Third-Quarter 2025 Results with Third-Quarter 2024

•
Originated $788 million of Private Education Loans, a 58% increase compared to $500 million.
o
Refinance Loan originations were $528 million compared to $262 million.
o
In-school loan originations were $260 million compared to $238 million.
•
Net loss was $76 million compared to net income of $27 million.
•
Net interest income decreased $24 million, primarily due to the paydown of the loan portfolio as well as a decrease in loan discount amortization due to a decrease in prepayment rate assumptions ($7 million reduction in the current period).
•
Provision for loan losses increased $108 million. The provision for loan losses of $155 million in the current period included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision for loan losses of $47 million in the year-ago period included $21 million related to lowering the expected recovery rate on defaulted loans, $15 million associated with loan originations and $11 million related to a general reserve build.
o
Excluding $1 million and $21 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $95 million, up $21 million from $74 million.
o
Private Education Loan delinquencies greater than 90 days: $433 million, up $56 million from $377 million.
o
Private Education Loan forbearances: $239 million, down $206 million from $445 million.
•
Expenses increased $1 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net interest margin	2.39%	2.84%	2.48%	2.91%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.48%	2.94%	2.58%	3.02%
Provision for loan losses	$155	$47	$207	$74
Net charge-offs(1)	$95	$74	$246	$240
Net charge-off rate(1)	2.48%	1.87%	2.14%	1.98%
Greater than 30-days delinquency rate	6.1%	5.3%	6.1%	5.3%
Greater than 90-days delinquency rate	2.8%	2.4%	2.8%	2.4%
Forbearance rate	1.5%	2.8%	1.5%	2.8%
Average Private Education Loans	$15,894	$16,587	$16,014	$16,968
Ending Private Education Loans, net	$15,456	$16,005	$15,456	$16,005
Private Education Refinance Loans:
Net charge-offs	$19	$13	$53	$36
Greater than 90-days delinquency rate	.8%	.6%	.8%	.6%
Average balance of Private Education Refinance Loans	$8,649	$8,552	$8,549	$8,669
Ending balance of Private Education Refinance Loans	$8,571	$8,405	$8,571	$8,405
Private Education Refinance Loan originations	$528	$262	$1,442	$712

(1)
Excludes $1 million and $21 million of charge-offs on the expected future recoveries of previously fully charged-off loans in third-quarters 2025 and 2024, respectively, as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Private Education Loan yield	6.90%	7.52%	7.00%	7.54%
Private Education Loan cost of funds	(4.42)	(4.58)	(4.42)	(4.52)
Private Education Loan spread	2.48	2.94	2.58	3.02
Other interest-earning asset spread impact	(.09)	(.10)	(.10)	(.11)
Net interest margin(1)	2.39%	2.84%	2.48%	2.91%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Private Education Loans	$15,894	$16,587	$16,014	$16,968
Other interest-earning assets	487	485	486	533
Total Private Education Loan interest-earning assets	$16,381	$17,072	$16,500	$17,501

The 45 basis point decrease in the net interest margin in third-quarter 2025 is primarily the result of an $18 million decrease (44 basis points) in loan discount amortization mostly related to a decrease in prepayment rate assumptions used to amortize loan discount. In addition, the continued shift of the Refinance Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio and the Refinance Loan portfolio earning a lower net interest margin compared to the legacy portfolio reduces the overall net interest margin.

As of September 30, 2025, our Private Education Loan portfolio totaled $15.5 billion, comprised of $8.6 billion of refinance loans and $6.9 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2025 was 5 years and 4 years, respectively, assuming a CPR of 10% and 8%, respectively. Prior to third-quarter 2025, the CPR assumption was 10% for both refinance and non-refinance loans.

Provision for Loan Losses

The provision for Private Education Loan losses increased $108 million. The provision for loan losses of $155 million in third quarter 2025 included $17 million associated with loan originations and $138 million primarily the result of elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision for loan losses of $47 million in the year-ago period included $21 million related to lowering the expected recovery rate on defaulted loans, $15 million associated with loan originations and $11 million related to a general reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $1 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Business processing revenue	$—	$70	(100)%	$23	$228	(90)%
Gain on sale of subsidiary	—	219	(100)	—	219	(100)%
Total other income	—	289	(100)%	23	447	(95)%
Direct operating expenses	—	57	(100)	20	188	(89)
Income before income tax expense	—	232	(100)	3	259	(99)
Income tax expense	—	54	(100)	1	60	(98)
Net income	$—	$178	(100)%	$2	$199	(99)%

Comparison of Third-Quarter 2025 Results with Third-Quarter 2024

•
With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient provided certain transition services (reflected in the Other segment) in connection with the sale of our business processing businesses. The transition services related to the sale of our healthcare services business ended in May 2025 and as of October 2025 we have no further obligations to provide transition services for our government services business.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue from government services	$—	$42	$23	$140
Revenue from healthcare services	—	28	—	88
Total fee revenue	$—	$70	$23	$228
Gain on sale of subsidiary	—	219	—	219
Total revenue	$—	$289	$23	$447
EBITDA(1)	$—	$233	$3	$262
EBITDA margin(1)	—%	81%	13%	59%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net interest loss after provision for loan losses	$(17)	$(22)	(23)%	$(53)	$(68)	(22)%
Other revenue	10	10	—	44	16	175
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	19	21	(10)	60	63	(5)
Unallocated corporate costs	25	42	(40)	84	119	(29)
Total unallocated shared services operating expenses	44	63	(30)	144	182	(21)
Restructuring/other reorganization expenses	4	18	(78)	6	35	(83)
Total expenses	48	81	(41)	150	217	(31)
Loss before income tax benefit	(55)	(93)	(41)	(159)	(269)	(41)
Income tax benefit	(13)	(21)	(38)	(36)	(61)	(41)
Net loss	$(42)	$(72)	(42)%	$(123)	$(208)	(41)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue

All revenue and expense in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment are included in the Other segment.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $19 million from third-quarter 2024, primarily as a result of a $13 million decrease in regulatory-related expenses. Regulatory-related expenses were $1 million and $14 million in third quarters 2025 and 2024, respectively, with third-quarter 2024 including a contingency loss accrual of $18 million related to the $120 million settlement agreement entered into with the CFPB in September 2024. The remaining $6 million decrease in expenses primarily related to cost reduction efforts in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

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

Restructuring/Other Reorganization Expenses

These expenses decreased $14 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$8	$—	$8	$105	$113
Grace, repayment and other(2)	10,731	18,399	29,130	15,757	44,887
Total	10,739	18,399	29,138	15,862	45,000
Allowance for loan losses	(150)	(36)	(186)	(406)	(592)
Total education loan portfolio	$10,589	$18,363	$28,952	$15,456	$44,408
% of total FFELP	37%	63%	100%
% of total	24%	41%	65%	35%	100%

	December 31, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$9	$—	$9	$95	$104
Grace, repayment and other(2)	11,233	19,790	31,023	16,062	47,085
Total	11,242	19,790	31,032	16,157	47,189
Allowance for loan losses	(139)	(41)	(180)	(441)	(621)
Total education loan portfolio	$11,103	$19,749	$30,852	$15,716	$46,568
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

	September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$10	$—	$10	$92	$102
Grace, repayment and other(2)	11,462	20,230	31,692	16,384	48,076
Total	11,472	20,230	31,702	16,476	48,178
Allowance for loan losses	(136)	(44)	(180)	(471)	(651)
Total education loan portfolio	$11,336	$20,186	$31,522	$16,005	$47,527
% of total FFELP	36%	64%	100%
% of total	24%	42%	66%	34%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$10,797	$18,821	$29,618	$15,530	$45,148
Acquisitions (originations and purchases)(1)	—	—	—	687	687
Capitalized interest and premium/discount amortization	126	122	248	33	281
Refinancings and consolidations to third parties	(119)	(148)	(267)	(63)	(330)
Repayments and other	(215)	(432)	(647)	(731)	(1,378)
Ending balance	$10,589	$18,363	$28,952	$15,456	$44,408

	Three Months Ended September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$11,796	$21,144	$32,940	$16,238	$49,178
Acquisitions (originations and purchases)(1)	—	—	—	407	407
Capitalized interest and premium/discount amortization	129	121	250	46	296
Refinancings and consolidations to third parties	(274)	(600)	(874)	(52)	(926)
Repayments and other	(315)	(479)	(794)	(634)	(1,428)
Ending balance	$11,336	$20,186	$31,522	$16,005	$47,527

	Nine Months Ended September 30, 2025
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$11,103	$19,749	$30,852	$15,716	$46,568
Acquisitions (originations and purchases)(1)	—	—	—	1,790	1,790
Capitalized interest and premium/discount amortization	393	374	767	125	892
Refinancings and consolidations to third parties	(305)	(386)	(691)	(172)	(863)
Repayments and other	(602)	(1,374)	(1,976)	(2,003)	(3,979)
Ending balance	$10,589	$18,363	$28,952	$15,456	$44,408

	Nine Months Ended September 30, 2024
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$13,564	$24,361	$37,925	$16,902	$54,827
Acquisitions (originations and purchases)(1)	—	—	—	1,017	1,017
Capitalized interest and premium/discount amortization	384	388	772	152	924
Refinancings and consolidations to third parties	(1,505)	(3,024)	(4,529)	(151)	(4,680)
Repayments and other	(1,107)	(1,539)	(2,646)	(1,915)	(4,561)
Ending balance	$11,336	$20,186	$31,522	$16,005	$47,527

(1)
Includes the origination of $54 million and $47 million of Private Education Refinance Loans in the third-quarters of 2025 and 2024, respectively, and $200 million and $138 million in the nine months ended September 30, 2025 and 2024, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet

FFELP Loan Portfolio Performance

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,276		$1,262		$1,342
Loans in forbearance(2)	3,726		4,365		4,978
Loans in repayment and percentage of each status:
Loans current	19,766	81.9%	20,675	81.4%	21,975	86.6%
Loans delinquent 31-60 days(3)	1,062	4.4	1,479	5.8	948	3.7
Loans delinquent 61-90 days(3)	769	3.2	1,043	4.1	599	2.4
Loans delinquent greater than 90 days(3)	2,539	10.5	2,208	8.7	1,860	7.3
Total FFELP Loans in repayment	24,136	100%	25,405	100%	25,382	100%
Total FFELP Loans	29,138		31,032		31,702
FFELP Loan allowance for losses	(186)		(180)		(180)
FFELP Loans, net	$28,952		$30,852		$31,522
Percentage of FFELP Loans in repayment		82.8%		81.9%		80.1%
Delinquencies as a percentage of FFELP Loans in repayment		18.1%		18.6%		13.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.4%		14.7%		16.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$402		$372		$372
Loans in forbearance(2)	239		422		445
Loans in repayment and percentage of each status:
Loans current	14,291	93.9%	14,419	93.9%	14,827	94.7%
Loans delinquent 31-60 days(3)	315	2.1	319	2.1	282	1.8
Loans delinquent 61-90 days(3)	182	1.2	206	1.3	173	1.1
Loans delinquent greater than 90 days(3)	433	2.8	419	2.7	377	2.4
Total Private Education Loans in repayment	15,221	100%	15,363	100%	15,659	100%
Total Private Education Loans	15,862		16,157		16,476
Private Education Loan allowance for losses	(406)		(441)		(471)
Private Education Loans, net	$15,456		$15,716		$16,005
Percentage of Private Education Loans in repayment		96.0%		95.1%		95.0%
Delinquencies as a percentage of Private Education Loans in repayment		6.1%		6.1%		5.3%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		2.7%		2.8%
Percentage of Private Education Loans with a cosigner(4)		32%		32%		33%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67%, 66% and 66% for third-quarter 2025, fourth-quarter 2024 and third-quarter 2024, respectively.

Allowance for Loan Losses

	Three Months Ended September 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$182	$348	$530	$194	$493	$687
Total provision	13	155	168	(5)	47	42
Charge-offs:
Gross charge-offs	(9)	(111)	(120)	(9)	(85)	(94)
Expected future recoveries on current period gross charge-offs	—	16	16	—	11	11
Total(1)	(9)	(95)	(104)	(9)	(74)	(83)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	(21)	(21)
Net charge-offs	(9)	(96)	(105)	(9)	(95)	(104)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	(1)	(1)	—	26	26
Allowance at end of period (GAAP)	186	406	592	180	471	651
Plus: expected future recoveries on previously fully charged-off loans(3)	—	173	173	—	185	185
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$186	$579	$765	$180	$656	$836
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.15%	2.48%		.14%	1.87%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	.53%
Net charge-offs as a percentage of average loans in repayment (annualized)	.15%	2.50%		.14%	2.40%
Allowance coverage of charge-offs (annualized)(4)	5.1	1.5	(Non-GAAP)	5.0	1.7	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	3.7%	(Non-GAAP)	.6%	4.0%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.8%	3.8%	(Non-GAAP)	.7%	4.2%	(Non-GAAP)
Ending total loans	$29,138	$15,862		$31,702	$16,476
Average loans in repayment	$24,527	$15,259		$25,866	$15,856
Ending loans in repayment	$24,136	$15,221		$25,382	$15,659

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

	Three Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$172	$211
Expected future recoveries of current period defaults	16	11
Recoveries (cash collected)	(9)	(10)
Charge-offs (as a result of lower recovery expectations)	(6)	(27)
End of period expected future recoveries on previously fully charged-off loans	$173	$185
Change in balance during period	$1	$(26)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$180	$441	$621	$215	$617	$832
Total provision	29	207	236	(6)	74	68
Charge-offs:
Gross charge-offs	(23)	(285)	(308)	(29)	(272)	(301)
Expected future recoveries on current period gross charge-offs	—	39	39	—	32	32
Total(1)	(23)	(246)	(269)	(29)	(240)	(269)
Adjustment resulting from the change in charge-off rate(2)	—	(2)	(2)	—	(21)	(21)
Net charge-offs	(23)	(248)	(271)	(29)	(261)	(290)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	6	6	—	41	41
Allowance at end of period (GAAP)	186	406	592	180	471	651
Plus: expected future recoveries on previously fully charged-off loans(3)	—	173	173	—	185	185
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$186	$579	$765	$180	$656	$836
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.13%	2.14%		.14%	1.98%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	.17%
Net charge-offs as a percentage of average loans in repayment (annualized)	.13%	2.16%		.14%	2.15%
Allowance coverage of charge-offs (annualized)(4)	5.8	1.7	(Non-GAAP)	4.7	1.8	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	3.7%	(Non-GAAP)	.6%	4.0%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.8%	3.8%	(Non-GAAP)	.7%	4.2%	(Non-GAAP)
Ending total loans	$29,138	$15,862		$31,702	$16,476
Average loans in repayment	$25,036	$15,368		$27,697	$16,265
Ending loans in repayment	$24,136	$15,221		$25,382	$15,659

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

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	39	32
Recoveries (cash collected)	(30)	(31)
Charge-offs (as a result of lower recovery expectations)	(15)	(42)
End of period expected future recoveries on previously fully charged-off loans	$173	$185
Change in balance during period	$(6)	$(41)
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

We define our liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or inability to invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions.

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at September 30, 2025. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

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

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 2.0 million shares of common stock for $26 million in the third quarter of 2025 and have $26 million of unused share repurchase authority as of September 30, 2025.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Ending Balances:
Unrestricted cash	$571	$722	$1,143
Unencumbered FFELP Loans	58	232	199
Unencumbered Private Education Refinance Loans	515	242	395
Total	$1,144	$1,196	$1,737

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	September 30, 2024
Average Balances:
Unrestricted cash	$604	$737	$1,129	$640	$1,004
Unencumbered FFELP Loans	52	316	179	99	148
Unencumbered Private Education Refinance Loans	592	433	446	542	297
Total	$1,248	$1,486	$1,754	$1,281	$1,449

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from November 2025 to April 2027.

(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Ending Balances:
FFELP Loan ABCP facilities	$178	$424	$422
Private Education Loan ABCP facilities	1,882	1,490	1,921
Total	$2,060	$1,914	$2,343

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2024	September 30, 2025	September 30, 2024
Average Balances:
FFELP Loan ABCP facilities	$184	$423	$419	$250	$412
Private Education Loan ABCP facilities	1,695	1,799	2,079	1,586	1,770
Total	$1,879	$2,222	$2,498	$1,836	$2,182

At September 30, 2025, we had a total of $2.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.3 billion of our unencumbered tangible assets of which $1.3 billion and $58 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2025, we had $4.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of September 30, 2025, $0.6 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2025	December 31, 2024
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$2.7	$2.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	2.0
Tangible unencumbered assets(1)	2.8	2.9
Senior unsecured debt	(5.3)	(5.4)
Mark-to-market on unsecured hedged debt(2)	—	.2
Other liabilities, net	(.2)	(.3)
Total Tangible Equity (3)	$2.0	$2.2

(1)
Excludes goodwill and acquired intangible assets.
(2)
At September 30, 2025 and December 31, 2024, there were $(53) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	September 30, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$505	$4,800	$5,305	$553	$4,806	$5,359
Total unsecured borrowings	505	4,800	5,305	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations	113	25,989	26,102	41	28,268	28,309
Private Education Loan securitizations	535	10,321	10,856	631	10,338	10,969
FFELP Loan ABCP facilities	1,872	313	2,185	1,586	74	1,660
Private Education Loan ABCP facilities	1,784	—	1,784	2,274	—	2,274
Other	113	39	152	54	40	94
Total secured borrowings	4,417	36,662	41,079	4,586	38,720	43,306
Core Earnings basis borrowings(1)	4,922	41,462	46,384	5,139	43,526	48,665
Adjustment for GAAP accounting treatment	(2)	(48)	(50)	(5)	(342)	(347)
GAAP basis borrowings	$4,920	$41,414	$46,334	$5,134	$43,184	$48,318

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,304	8.38%	$5,856	9.19%	$5,380	8.46%	$5,857	9.23%
Total unsecured borrowings	5,304	8.38	5,856	9.19	5,380	8.46	5,857	9.23
Secured borrowings:
FFELP Loan securitizations	26,662	5.41	30,361	6.53	27,344	5.50	32,711	6.43
Private Education Loan securitizations	10,711	3.69	11,832	3.82	10,713	3.67	11,838	3.68
FFELP Loan ABCP facilities	1,885	5.71	1,626	6.88	1,810	5.78	1,760	6.94
Private Education Loan ABCP facilities	1,990	6.28	1,741	7.59	2,132	6.32	2,045	7.39
Other	132	3.04	117	(.29)	110	1.76	109	(1.69)
Total secured borrowings	41,380	5.01	45,677	5.87	42,109	5.08	48,463	5.80
Core Earnings basis borrowings(1)	46,684	5.39	51,533	6.24	47,489	5.46	54,320	6.17
Adjustment for GAAP accounting treatment	—	.04	—	.16	—	.06	—	.09
GAAP basis borrowings	$46,684	5.43%	$51,533	6.40%	$47,489	5.52%	$54,320	6.26%

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

	Three Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$760					$484	$276	$—	$—
Cash and investments	21					10	5	—	6
Total interest income	781					494	281	—	6
Total interest expense	639					429	183	—	23
Net interest income (loss)	142	$4	$—	$4	$146	65	98	—	(17)
Less: provisions for loan losses	168				168	13	155	—	—
Net interest income (loss) after provisions for loan losses	(26)					52	(57)	—	(17)
Other income (loss):
Servicing revenue	13					10	3	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	6					—	—	—	10
Total other income	19	(4)	8	4	23	10	3	—	10
Expenses:
Direct operating expenses	61					16	45	—	—
Unallocated shared services expenses	44					—	—	—	44
Operating expenses	105	—	—	—	105	16	45	—	44
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	110	—	(1)	(1)	109	16	45	—	48
Income (loss) before income tax expense (benefit)	(117)	—	9	9	(108)	46	(99)	—	(55)
Income tax expense (benefit)(2)	(31)	—	6	6	(25)	11	(23)	—	(13)
Net income (loss)	$(86)	$—	$3	$3	$(83)	$35	$(76)	$—	$(42)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$4	$—	$4
Total other income (loss)	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			6
Net income (loss)			$3

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$905					$591	$314	$—	$—
Cash and investments	43					25	6	—	12
Total interest income	948					616	320	—	12
Total interest expense	828					576	198	—	34
Net interest income (loss)	120	$8	$12	$20	$140	40	122	—	(22)
Less: provisions for loan losses	42				42	(5)	47	—	—
Net interest income (loss) after provisions for loan losses	78					45	75	—	(22)
Other income (loss):
Servicing revenue	13					11	2	—	—
Asset recovery and business processing revenue	70					—	—	70	—
Other revenue	(26)					—	—	—	10
Gain on sale of subsidiary	219					—	—	219	—
Total other income	276	(8)	44	36	312	11	2	289	10
Expenses:
Direct operating expenses	121					20	44	57	—
Unallocated shared services expenses	63					—	—	—	63
Operating expenses	184	—	—	—	184	20	44	57	63
Goodwill and acquired intangible asset impairment and amortization	140	—	(140)	(140)	—	—	—	—	—
Restructuring/other reorganization expenses	18	—	—	—	18	—	—	—	18
Total expenses	342	—	(140)	(140)	202	20	44	57	81
Income (loss) before income tax expense (benefit)	12	—	196	196	208	36	33	232	(93)
Income tax expense (benefit)(2)	14	—	34	34	48	9	6	54	(21)
Net income (loss)	$(2)	$—	$162	$162	$160	$27	$27	$178	$(72)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$20	$—	$20
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	(140)	(140)
Total Core Earnings adjustments to GAAP	$56	$140	196
Income tax expense (benefit)			34
Net income (loss)			$162

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,297					$1,459	$838	$—	$—
Cash and investments	64					30	15	—	19
Total interest income	2,361					1,489	853	—	19
Total interest expense	1,961					1,321	547	—	72
Net interest income (loss)	400	$15	$6	$21	$421	168	306	—	(53)
Less: provisions for loan losses	236				236	29	207	—	—
Net interest income (loss) after provisions for loan losses	164					139	99	—	(53)
Other income (loss):
Servicing revenue	40					32	8	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue	10					(1)	1	—	44
Total other income (loss)	73	(15)	49	34	107	31	9	23	44
Expenses:
Direct operating expenses	189					54	115	20	—
Unallocated shared services expenses	144					—	—	—	144
Operating expenses(2)	333	—	—	—	333	54	115	20	144
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	6	—	—	—	6	—	—	—	6
Total expenses	341	—	(2)	(2)	339	54	115	20	150
Income (loss) before income tax expense (benefit)	(104)	—	57	57	(47)	116	(7)	3	(159)
Income tax expense (benefit)(3)	(29)	—	18	18	(11)	27	(3)	1	(36)
Net income (loss)	$(75)	$—	$39	$39	$(36)	$89	$(4)	$2	$(123)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income (loss)	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$55	$2	57
Income tax expense (benefit)			18
Net income (loss)			$39

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,819					$1,861	$958	$—	$—
Cash and investments	129					75	20	—	34
Total interest income	2,948					1,936	978	—	34
Total interest expense	2,547					1,810	597	—	102
Net interest income (loss)	401	$28	$10	$38	$439	126	381	—	(68)
Less: provisions for loan losses	68				68	(6)	74	—	—
Net interest income (loss) after provisions for loan losses	333					132	307	—	(68)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	228					—	—	228	—
Other revenue	33					5	1	—	16
Gain on sale of subsidiary	219					—	—	219	—
Total other income	528	(28)	17	(11)	517	44	10	447	16
Expenses:
Direct operating expenses	351					53	110	188	—
Unallocated shared services expenses	182					—	—	—	182
Operating expenses	533	—	—	—	533	53	110	188	182
Goodwill and acquired intangible asset impairment and amortization	145	—	(145)	(145)	—	—	—	—	—
Restructuring/other reorganization expenses	35	—	—	—	35	—	—	—	35
Total expenses	713	—	(145)	(145)	568	53	110	188	217
Income (loss) before income tax expense (benefit)	148	—	172	172	320	123	207	259	(269)
Income tax expense (benefit)(2)	41	—	33	33	74	28	47	60	(61)
Net income (loss)	$107	$—	$139	$139	$246	$95	$160	$199	$(208)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$38	$—	$38
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(145)	(145)
Total Core Earnings adjustments to GAAP	$27	$145	172
Income tax expense (benefit)			33
Net income (loss)			$139

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
GAAP net income (loss)	$(86)	$(2)	$(75)	$107
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	8	56	55	27
Net impact of goodwill and acquired intangible assets	1	140	2	145
Net income tax effect	(6)	(34)	(18)	(33)
Total Core Earnings adjustments to GAAP	3	162	39	139
Core Earnings net income (loss)	$(83)	$160	$(36)	$246

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$4	$36	$34	$(11)
Plus: (Gains) losses on fair value hedging activity included in interest expense	(2)	10	—	5
Total (gains) losses in GAAP net income	2	46	34	(6)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	4	8	15	28
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	6	54	49	22
Other derivative accounting adjustments(3)	2	2	6	5
Total net impact of derivative accounting	$8	$56	$55	$27

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$4	$8	$15	$28
Total reclassifications of settlement income (expense) on derivative and hedging activities	$4	$8	$15	$28
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fair value hedges	$2	$11	$9	$9
Foreign currency hedges	(4)	(1)	(9)	(4)
Other (a)	8	44	49	17
Total mark-to-market (gains) losses on derivative and hedging activities, net	$6	$54	$49	$22

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2025, derivative accounting has decreased GAAP equity by approximately $37 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Beginning impact of derivative accounting on GAAP equity	$(30)	$12	$8	$(1)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(7)	(49)	(45)	(36)
Ending impact of derivative accounting on GAAP equity	$(37)	$(37)	$(37)	$(37)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(8)	$(56)	$(55)	$(27)
Tax and other impacts of derivative accounting adjustments	2	14	14	7
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(1)	(7)	(4)	(16)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(7)	$(49)	$(45)	$(36)

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

(Dollars in millions)	September 30, 2025	September 30, 2024
Total hedged Floor Income, net of tax(1)(2)	$31	$50

(1)
$41 million and $65 million on a pre-tax basis as of September 30, 2025 and September 30, 2024, respectively.
(2)
Of the $31 million as of September 30, 2025, approximately $4 million, $14 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2025, 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Core Earnings goodwill and acquired intangible asset adjustments	$1	$140	$2	$145

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

(Dollars in millions)	September 30, 2025	September 30, 2024
Navient Corporation's stockholders' equity	$2,439	$2,694
Less: Goodwill and acquired intangible assets	435	438
Tangible Equity	2,004	2,256
Less: Equity held for FFELP Loans	145	158
Adjusted Tangible Equity	$1,859	$2,098
Divided by:
Total assets	$49,306	$53,440
Less:
Goodwill and acquired intangible assets	435	438
FFELP Loans	28,952	31,522
Adjusted tangible assets	$19,919	$21,480
Adjusted Tangible Equity Ratio	9.3%	9.8%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Pre-tax income	$—	$232	$3	$259
Plus:
Depreciation and amortization expense(1)	—	1	—	3
EBITDA	$—	$233	$3	$262
Divided by:
Total revenue	$—	$289	$23	$447
EBITDA margin	—%	81%	13%	59%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of September 30, 2025, the $579 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $15,862 million Private Education Loan portfolio. The $173 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $15,862 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Allowance at end of period (GAAP)	$406	$471	$406	$471
Plus: expected future recoveries on previously fully charged-off loans	173	185	173	185
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$579	$656	$579	$656
Ending total loans	$15,862	$16,476	$15,862	$16,476
Ending loans in repayment	$15,221	$15,659	$15,221	$15,659
Net charge-offs	$96	$95	$248	$261

Allowance coverage of charge-offs (annualized):
GAAP	1.1	1.2	1.2	1.3
Adjustment(1)	.4	.5	.5	.5
Non-GAAP Financial Measure(1)	1.5	1.7	1.7	1.8

Allowance as a percentage of the ending total loan balance:
GAAP	2.6%	2.9%	2.6%	2.9%
Adjustment(1)	1.1	1.1	1.1	1.1
Non-GAAP Financial Measure(1)	3.7%	4.0%	3.7%	4.0%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.7%	3.0%	2.7%	3.0%
Adjustment(1)	1.1	1.2	1.1	1.2
Non-GAAP Financial Measure(1)	3.8%	4.2%	3.8%	4.2%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of September 30, 2025, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2024 Form 10-K should be considered together with information included in this Form 10-Q. We believe there have been no material changes to the risk factors previously disclosed in our 2024 Form 10-K.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2025 and 2024, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2025		As of September 30, 2024
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(12)	$35	$(13)	$28
Mark-to-market gains (losses) on derivative and hedging activities	43	(46)	66	(70)
Increase (decrease) in income before taxes	$31	$(11)	$53	$(42)
Increase (decrease) in net income after taxes	$24	$(8)	$41	$(32)
Increase (decrease) in diluted earnings per common share	$.24	$(.09)	$.38	$(.30)

	At September 30, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$43,693	$(70)	—%	$98	—%
Other earning assets	2,019	—	—	—	—
Other assets	2,879	12	—	92	3
Total assets gain/(loss)	$48,591	$(58)	—%	$190	—%
Liabilities
Interest-bearing liabilities	$45,679	$(230)	(1)%	$245	1%
Other liabilities	533	76	14	26	5
Total liabilities (gain)/loss	$46,212	$(154)	—%	$271	1%

	At December 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,133	$(63)	—%	$90	—%
Other earning assets	2,246	—	—	—	—
Other assets	2,975	52	(2)	20	1
Total assets gain/(loss)	$51,354	$(11)	—%	$110	—%
Liabilities
Interest-bearing liabilities	$47,505	$(226)	—%	$241	1%
Other liabilities	830	105	13	(35)	(4)
Total liabilities (gain)/loss	$48,335	$(121)	—%	$206	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark-to-market adjustment of the hedged item in this analysis.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2025. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.5	$—	$1.5
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.7	—	.7
Prime	monthly	2.7	—	2.7
3 month Term SOFR	quarterly	.1	1.0	(.9)
3 month Term SOFR (1)	monthly	—	.5	(.5)
1 month Term SOFR	monthly	1.8	.6	1.2
Overnight SOFR(2)	daily	27.2	27.6	(.4)
Non Discrete reset (1)	monthly	—	4.3	(4.3)
Non Discrete reset (3)	daily/weekly	2.0	—	2.0
Fixed Rate (4)		13.1	15.3	(2.2)
Total		$49.3	$49.3	$—

(1)
Funding includes debt related to Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $13.0 billion of 30-day average SOFR lookback debt and $12.7 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended September 30, 2025.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
July 1 — July 31, 2025	.4	$13.99	.4	$46
August 1 — August 31, 2025	.9	12.75	.9	$35
September 1 — September 30, 2025	.7	13.21	.7	$26
Total third-quarter 2025	2.0	$13.19	2.0

(1)
In December 2021, our Board of Directors approved a $1 billion multi-year share repurchase program and in October 2025 approved a new $100 million multi-year share repurchase program. The share repurchase programs do not have an expiration date. The new share repurchase program, which is effectively immediately, is in addition to the approximately $26 million of unused authorization as of September 30, 2025.
(2)
On June 16, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company will purchase the applicable shares during second-quarter 2025 from June 17, 2025 to June 30, 2025. This plan terminates by its terms on July 31, 2025. On September 16, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company will purchase the applicable shares during third-quarter 2025 from September 17, 2025 to September 30, 2025. This plan terminates by its terms on November 28, 2025.

Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2025, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K, Item 408.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2025. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

10.1*	Agreement EX-10.1 and Release, dated as of August 8, 2025, by and between Navient Corporation and its affiliates and David Green.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
FFELP Loans (net of allowance for losses of $186 and $180, respectively)	$28,952	$30,852
Private Education Loans (net of allowance for losses of $406 and $441, respectively)	15,456	15,716
Investments	147	143
Cash and cash equivalents	571	722
Restricted cash and cash equivalents	1,301	1,381
Goodwill and acquired intangible assets, net	435	437
Other assets	2,444	2,538
Total assets	$49,306	$51,789
Liabilities
Short-term borrowings	$4,920	$5,134
Long-term borrowings	41,414	43,184
Other liabilities	533	830
Total liabilities	46,867	49,148
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 467 million and 465 million shares issued, respectively	4	4
Additional paid-in capital	3,398	3,380
Accumulated other comprehensive income (net of tax expense (benefit) of $(1) and $1, respectively)	(1)	3
Retained earnings	4,573	4,697
Total stockholders’ equity before treasury stock	7,974	8,084
Less: Common stock held in treasury at cost: 369 million and 362 million shares, respectively	(5,535)	(5,443)
Total equity	2,439	2,641
Total liabilities and equity	$49,306	$51,789

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2025	December 31, 2024
FFELP Loans	$28,894	$30,620
Private Education Loans	14,023	14,638
Restricted cash	1,299	1,364
Other assets, net	1,338	1,224
Short-term borrowings	4,304	4,532
Long-term borrowings	36,600	38,497
Net assets of consolidated variable interest entities	$4,650	$4,817

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
FFELP Loans	$484	$591	$1,459	$1,861
Private Education Loans	276	314	838	958
Cash and investments	21	43	64	129
Total interest income	781	948	2,361	2,948
Total interest expense	639	828	1,961	2,547
Net interest income	142	120	400	401
Less: provisions for loan losses	168	42	236	68
Net interest income (loss) after provisions for loan losses	(26)	78	164	333
Other income (loss):
Servicing revenue	13	13	40	48
Asset recovery and business processing revenue	—	70	23	228
Other income	10	10	44	22
Gain on sale of subsidiary	—	219	—	219
Gains (losses) on derivative and hedging activities, net	(4)	(36)	(34)	11
Total other income	19	276	73	528
Expenses:
Salaries and benefits	32	72	116	259
Other operating expenses	73	112	217	274
Total operating expenses	105	184	333	533
Goodwill and acquired intangible asset impairment and amortization expense	1	140	2	145
Restructuring/other reorganization expenses	4	18	6	35
Total expenses	110	342	341	713
Income (loss) before income tax expense (benefit)	(117)	12	(104)	148
Income tax expense (benefit)	(31)	14	(29)	41
Net income (loss)	$(86)	$(2)	$(75)	$107
Basic earnings (loss) per common share	$(.87)	$(.02)	$(.75)	$.97
Average common shares outstanding	98	108	100	111
Diluted earnings (loss) per common share	$(.87)	$(.02)	$(.75)	$.95
Average common and common equivalent shares outstanding	98	108	100	112
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(86)	$(2)	$(75)	$107
Net changes in cash flow hedges, net of tax(1)	(1)	(7)	(4)	(16)
Total comprehensive income (loss)	$(87)	$(9)	$(79)	$91

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at June 30, 2024	465,108,131	(355,698,037)	109,410,094	$4	$3,367	$10	$4,710	$(5,343)	$2,748
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(7)	—	—	(7)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(9)
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(17)	—	(17)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	103,110	—	103,110	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Common stock repurchased	—	(2,144,494)	(2,144,494)	—	—	—	—	(33)	(33)
Shares repurchased related to employee stock-based compensation plans	—	(5,230)	(5,230)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	465,211,241	(357,847,761)	107,363,480	$4	$3,374	$3	$4,690	$(5,377)	$2,694

Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	$—	$4,674	$(5,508)	$2,564
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(86)	—	(86)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(87)
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1	—	1
Issuance of common shares	77,436	—	77,436	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Common stock repurchased	—	(1,971,465)	(1,971,465)	—	—	—	—	(26)	(26)
Shares repurchased related to employee stock-based compensation plans	—	(30,304)	(30,304)	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	466,673,865	(369,167,160)	97,506,705	$4	$3,398	$(1)	$4,573	$(5,535)	$2,439

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	107	—	107
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16)	—	—	(16)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	91
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(53)	—	(53)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,496,193	—	1,496,193	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Common stock repurchased	—	(7,162,403)	(7,162,403)	—	—	—	—	(114)	(114)
Shares repurchased related to employee stock-based compensation plans	—	(474,621)	(474,621)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2024	465,211,241	(357,847,761)	107,363,480	$4	$3,374	$3	$4,690	$(5,377)	$2,694

Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(75)	—	(75)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(79)
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(48)	—	(48)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	1,364,964	—	1,364,964	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Common stock repurchased	—	(6,434,857)	(6,434,857)	—	—	—	—	(85)	(85)
Shares repurchased related to employee stock-based compensation plans	—	(448,959)	(448,959)	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2025	466,673,865	(369,167,160)	97,506,705	$4	$3,398	$(1)	$4,573	$(5,535)	$2,439

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(75)	$107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on sale of subsidiary	—	(219)
Goodwill and acquired intangible asset impairment and amortization expense	2	145
Stock-based compensation expense	16	17
Mark-to-market (gains) losses on derivative and hedging activities, net	109	87
Provisions for loan losses	236	68
Decrease in accrued interest receivable	76	341
(Decrease) in accrued interest payable	(41)	(53)
(Increase) decrease in other assets	(13)	111
(Decrease) in other liabilities	(43)	(153)
Total adjustments	342	344
Net cash provided by operating activities	267	451
Cash flows from investing activities
Education loans originated and acquired	(1,790)	(1,017)
Proceeds from payments on education loans	3,721	8,217
Other investing activities, net	9	—
Disposal of subsidiaries, net of cash and restricted cash disposed of	25	359
Net cash provided by investing activities	1,965	7,559
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,622	1,106
Borrowings collateralized by loans in trust - repaid	(3,967)	(8,289)
Asset-backed commercial paper conduits, net	35	(609)
Long-term unsecured notes issued	495	—
Long-term unsecured notes repaid	(554)	(7)
Other financing activities, net	39	(44)
Common stock repurchased	(85)	(114)
Common dividends paid	(48)	(53)
Net cash used in financing activities	(2,463)	(8,010)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(231)	—
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,103	2,793
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,872	$2,793
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,979	$2,531
Income taxes paid (1)	$25	$31
Income taxes refunds received	$(5)	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$571	$1,143
Restricted cash and restricted cash equivalents	1,301	1,650
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,872	$2,793

(1)
For the nine months ended September 30, 2025 and 2024, the income taxes paid include $23 million and $0 million, respectively, for transferable tax credits purchased, net of discount. In the current period, the $23 million paid was for $25 million of transferable credits at a $2 million discount. The credit was used to reduce income tax liabilities from prior tax years in the current year provision.

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2024 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2024 Form 10-K.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires companies to disclose additional information in specified categories regarding reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for fiscal years beginning after January 1, 2025. Although early adoption is permitted, we will implement the guidance in our 2025 annual Form 10-K filing.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended September 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$182	$348	$530	$194	$493	$687
Total provision	13	155	168	(5)	47	42
Charge-offs:
Gross charge-offs	(9)	(111)	(120)	(9)	(85)	(94)
Expected future recoveries on current period gross charge-offs	—	16	16	—	11	11
Total(1)	(9)	(95)	(104)	(9)	(74)	(83)
Adjustment resulting from the change in charge-off rate(2)	—	(1)	(1)	—	(21)	(21)
Net charge-offs	(9)	(96)	(105)	(9)	(95)	(104)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	(1)	(1)	—	26	26
Allowance at end of period	$186	$406	$592	$180	$471	$651
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.15%	2.48%		.14%	1.87%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	.53%
Net charge-offs as a percentage of average loans in repayment (annualized)	.15%	2.50%		.14%	2.40%
Ending total loans	$29,138	$15,862		$31,702	$16,476
Average loans in repayment	$24,527	$15,259		$25,866	$15,856
Ending loans in repayment	$24,136	$15,221		$25,382	$15,659

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

	Three Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$172	$211
Expected future recoveries of current period defaults	16	11
Recoveries (cash collected)	(9)	(10)
Charge-offs (as a result of lower recovery expectations)	(6)	(27)
End of period expected future recoveries on previously fully charged-off loans	$173	$185
Change in balance during period	$1	$(26)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

Allowance for Loan Losses Roll Forward

	Nine Months Ended September 30,
	2025			2024
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$180	$441	$621	$215	$617	$832
Total provision	29	207	236	(6)	74	68
Charge-offs:
Gross charge-offs	(23)	(285)	(308)	(29)	(272)	(301)
Expected future recoveries on current period gross charge-offs	—	39	39	—	32	32
Total(1)	(23)	(246)	(269)	(29)	(240)	(269)
Adjustment resulting from the change in charge-off rate(2)	—	(2)	(2)	—	(21)	(21)
Net charge-offs	(23)	(248)	(271)	(29)	(261)	(290)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	6	6	—	41	41
Allowance at end of period	$186	$406	$592	$180	$471	$651
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.13%	2.14%		.14%	1.98%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.02%		—%	.17%
Net charge-offs as a percentage of average loans in repayment (annualized)	.13%	2.16%		.14%	2.15%
Ending total loans	$29,138	$15,862		$31,702	$16,476
Average loans in repayment	$25,036	$15,368		$27,697	$16,265
Ending loans in repayment	$24,136	$15,221		$25,382	$15,659

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

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning of period expected future recoveries on previously fully charged-off loans	$179	$226
Expected future recoveries of current period defaults	39	32
Recoveries (cash collected)	(30)	(31)
Charge-offs (as a result of lower recovery expectations)	(15)	(42)
End of period expected future recoveries on previously fully charged-off loans	$173	$185
Change in balance during period	$(6)	$(41)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

	FFELP Loan Delinquencies
	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,276		$1,262		$1,342
Loans in forbearance(2)	3,726		4,365		4,978
Loans in repayment and percentage of each status:
Loans current	19,766	81.9%	20,675	81.4%	21,975	86.6%
Loans delinquent 31-60 days(3)	1,062	4.4	1,479	5.8	948	3.7
Loans delinquent 61-90 days(3)	769	3.2	1,043	4.1	599	2.4
Loans delinquent greater than 90 days(3)	2,539	10.5	2,208	8.7	1,860	7.3
Total FFELP Loans in repayment	24,136	100%	25,405	100%	25,382	100%
Total FFELP Loans	29,138		31,032		31,702
FFELP Loan allowance for losses	(186)		(180)		(180)
FFELP Loans, net	$28,952		$30,852		$31,522
Percentage of FFELP Loans in repayment		82.8%		81.9%		80.1%
Delinquencies as a percentage of FFELP Loans in repayment		18.1%		18.6%		13.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.4%		14.7%		16.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	September 30, 2025	September 30, 2024	Change
Stafford Loans	$9,528	$10,168	$(640)
Consolidation Loans	16,649	18,369	(1,720)
Rehab Loans	2,961	3,165	(204)
Total loans, gross	$29,138	$31,702	$(2,564)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,566	$1,082	$592	$1,109	$2,853	$6,688	$13,890	88%
Below 640	25	50	48	104	166	1,579	1,972	12
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Loan Status:
In-school/grace/ deferment/forbearance	$73	$94	$53	$46	$75	$300	$641	4%
Current/90 days or less delinquent	1,517	1,032	577	1,150	2,919	7,593	14,788	93
Greater than 90 days delinquent	1	6	10	17	25	374	433	3
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Seasoning(1):
1-12 payments	$1,527	$595	$25	$19	$9	$26	$2,201	14%
13-24 payments	—	458	330	37	33	36	894	6
25-36 payments	—	—	243	336	80	75	734	5
37-48 payments	—	—	—	791	1,443	131	2,365	15
More than 48 payments	—	—	—	—	1,418	7,848	9,266	58
Loans in-school/ grace/deferment	64	79	42	30	36	151	402	2
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Certain Loan Modifications(2):
Modified	$—	$14	$32	$104	$213	$4,933	$5,296	33%
Non-Modified	1,591	1,118	608	1,109	2,806	3,334	10,566	67
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Cosigners:
With cosigner(3)	$318	$329	$212	$129	$66	$4,017	$5,071	32%
Without cosigner	1,273	803	428	1,084	2,953	4,250	10,791	68
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
School Type:
Not-for-profit	$1,500	$1,069	$604	$1,148	$2,842	$7,185	$14,348	90%
For-profit	91	63	36	65	177	1,082	1,514	10
Total	$1,591	$1,132	$640	$1,213	$3,019	$8,267	$15,862	100%
Allowance for loan losses							(406)
Total loans, net							$15,456

Charge-Offs	$—	$(4)	$(4)	$(10)	$(19)	$(211)	$(248)

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
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67% for total loans at September 30, 2025.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$402		$372		$372
Loans in forbearance(2)	239		422		445
Loans in repayment and percentage of each status:
Loans current	14,291	93.9%	14,419	93.9%	14,827	94.7%
Loans delinquent 31-60 days(3)	315	2.1	319	2.1	282	1.8
Loans delinquent 61-90 days(3)	182	1.2	206	1.3	173	1.1
Loans delinquent greater than 90 days(3)	433	2.8	419	2.7	377	2.4
Total loans in repayment	15,221	100%	15,363	100%	15,659	100%
Total loans	15,862		16,157		16,476
Allowance for losses	(406)		(441)		(471)
Loans, net	$15,456		$15,716		$16,005
Percentage of loans in repayment		96.0%		95.1%		95.0%
Delinquencies as a percentage of loans in repayment		6.1%		6.1%		5.3%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		2.7%		2.8%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

The following tables show the amortized cost basis as of September 30, 2025 and 2024 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended September 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$599	3.8%	$298	1.9%	$33	.2%

	Three Months Ended September 30, 2024
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$551	3.3%	$294	1.8%	$39	.2%

	Nine Months Ended September 30, 2025
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,554	9.8%	$734	4.6%	$87	.5%

	Nine Months Ended September 30, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,511	9.2%	$770	4.7%	$108	.7%

(1)
As of September 30, 2025 and 2024, there was $1.0 billion and $1.1 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and nine months ended September 30, 2025 and 2024, the following tables show the impact of such modification.

Three Months Ended September 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 12% to 5.2%.

Three Months Ended September 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.2% to 5.5%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.4%.

Nine Months Ended September 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.1% to 5.4%.

Nine Months Ended September 30, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.3% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.3%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Modified loans (amortized cost) (1)	$142	$127	$345	$284
Payment default (par)	$145	$129	$353	$290
Charge-offs (par)	$19	$12	$44	$14

(1)
For the three months ended September 30, 2025 and 2024, the modified loans include $95 million and $96 million, respectively, of Interest Rate Reduction, $7 million and $6 million, respectively, of Combination Rate Reduction and Term Extension, and $40 million and $25 million, respectively, of More Than Insignificant Payment Delay. For the nine months ended September 30, 2025 and 2024, the modified loans include $242 million and $216 million, respectively, of Interest Rate Reduction, $15 million and $14 million, respectively, of Combination Rate Reduction and Term Extension, and $88 million and $54 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to September 30, 2025 and the 12 months prior to December 31, 2024, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	September 30, 2025	December 31, 2024
Loans in school/deferment	$23	$21
Loans in forbearance	81	162
Loans current	2,080	2,037
Loans delinquent 31 - 60 days	190	172
Loans delinquent 61 - 90 days	109	117
Loans delinquent greater than 90 days	177	186
Total modified loans	$2,660	$2,695

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	September 30, 2025			December 31, 2024
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$505	$4,800	$5,305	$553	$4,806	$5,359
Total unsecured borrowings	505	4,800	5,305	553	4,806	5,359
Secured borrowings:
FFELP Loan securitizations(1)(2)	113	25,989	26,102	41	28,268	28,309
Private Education Loan securitizations(3)	535	10,321	10,856	631	10,338	10,969
FFELP Loan ABCP facilities(4)	1,872	313	2,185	1,586	74	1,660
Private Education Loan ABCP facilities(4)	1,784	—	1,784	2,274	—	2,274
Other(5)	113	39	152	54	40	94
Total secured borrowings	4,417	36,662	41,079	4,586	38,720	43,306
Total before hedge accounting adjustments	4,922	41,462	46,384	5,139	43,526	48,665
Hedge accounting adjustments	(2)	(48)	(50)	(5)	(342)	(347)
Total	$4,920	$41,414	$46,334	$5,134	$43,184	$48,318

(1)
Includes $113 million and $41 million of short-term debt and $0 million and $87 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of September 30, 2025 and December 31, 2024, respectively.
(2)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.1 billion as of September 30, 2025 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2027 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(3)
Includes $535 million and $631 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of September 30, 2025 and December 31, 2024, respectively.
(4)
ABCP Facilities include $870 million and $167 million of gross issuances in the three months ended September 30,2025 and 2024, respectively,and $675 million and $153 million of gross paydowns in the three months ended September 30,2025 and 2024, respectively. ABCP facilities include $1.8 billion and $689 million of gross issuance in the nine months ended September 30, 2025 and 2024, respectively, and $1.8 billion and $1.3 billion of gross paydowns in the nine months ended September 30, 2025 and 2024, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2025 and December 31, 2024, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$113	$25,989	$26,102	$26,744	$811	$1,143	$28,698
Private Education Loan securitizations	535	10,321	10,856	12,066	348	130	12,544
FFELP Loan ABCP facilities	1,872	313	2,185	2,150	62	108	2,320
Private Education Loan ABCP facilities	1,784	—	1,784	1,957	78	33	2,068
Total before hedge accounting adjustments	4,304	36,623	40,927	42,917	1,299	1,414	45,630
Hedge accounting adjustments	—	(23)	(23)	—	—	(76)	(76)
Total	$4,304	$36,600	$40,904	$42,917	$1,299	$1,338	$45,554

	December 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$41	$28,268	$28,309	$28,983	$901	$1,211	$31,095
Private Education Loan securitizations	631	10,338	10,969	12,054	335	113	12,502
FFELP Loan ABCP facilities	1,586	74	1,660	1,637	53	78	1,768
Private Education Loan ABCP facilities	2,274	—	2,274	2,584	75	66	2,725
Total before hedge accounting adjustments	4,532	38,680	43,212	45,258	1,364	1,468	48,090
Hedge accounting adjustments	—	(183)	(183)	—	—	(244)	(244)
Total	$4,532	$38,497	$43,029	$45,258	$1,364	$1,224	$47,846

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

There was no revenue in the Business Processing segment in the third quarter of 2025. The $70 million of revenue in the Business Processing segment in the third quarter of 2024 included $27 million related to healthcare services and $43 million related to government services, of which $6 million, $19 million and $18 million related to federal government, state and local government, and tolling authorities clients, respectively.

The $23 million of revenue in the Business Processing segment in the nine months ended September 30, 2025 was related to government services, of which $4 million, $8 million and $11 million related to federal government, state and local government, and tolling authorities clients, respectively. The $228 million of revenue in the Business Processing segment in the nine months ended September 30, 2024 included $88 million related to healthcare services and $140 million related to government services of which $35 million, $54 million and $51 million related to federal government, state and local government, and tolling authorities clients, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$45	$25	$—	$—	$45	$25
Cross-currency interest rate swaps		—	—	3	—	—	—	3	—
Total derivative assets(2)		—	—	48	25	—	—	48	25
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(79)	(244)	—	—	(79)	(244)
Total derivative liabilities(2)		—	—	(79)	(244)	—	—	(79)	(244)
Net total derivatives		$—	$—	$(31)	$(219)	$—	$—	$(31)	$(219)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Gross position	$48	$25	$(79)	$(244)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	48	25	(79)	(244)
Cash collateral (held) pledged	(39)	(26)	40	30
Net position	$9	$(1)	$(39)	$(214)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2025		As of December 31, 2024
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$497	$(2)	$495	$(5)
Long-term borrowings	$4,699	$(51)	$4,517	$(345)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024	Sep 30, 2025	Dec 31, 2024
Notional Values:
Interest rate swaps	$.9	$.1	$4.1	$4.1	$1.0	$2.2	$6.0	$6.4
Cross-currency interest rate swaps	—	—	1.2	1.3	—	—	1.2	1.3
Total derivatives	$.9	$.1	$5.3	$5.4	$1.0	$2.2	$7.2	$7.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$19	$135	$128	$87
Gains (losses) recognized in net income on hedged items	(21)	(146)	(137)	(96)
Net fair value hedge ineffectiveness gains (losses)	(2)	(11)	(9)	(9)
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(1)	59	168	26
Gains (losses) recognized in net income on hedged items	5	(58)	(159)	(22)
Net fair value hedge ineffectiveness gains (losses)	4	1	9	4
Total fair value hedges(1)(2)	2	(10)	—	(5)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(4)	(36)	(34)	11
Total trading derivatives(3)	(4)	(36)	(34)	11
Mark-to-market gains (losses) recognized	$(2)	$(46)	$(34)	$6

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Total gains (losses) on cash flow hedges	$—	$(1)	$(3)	$3
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(1)	(6)	(1)	(19)
Net changes in cash flow hedges, net of tax	$(1)	$(7)	$(4)	$(16)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2025	December 31, 2024
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$39	$26
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$39	$26
Derivative asset at fair value including accrued interest	$47	$33
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$40	$30
Total collateral pledged	$40	$30
Derivative liability at fair value including accrued interest and premium receivable	$85	$250

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At September 30, 2025 and December 31, 2024, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $5 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At September 30, 2025 and December 31, 2024, the net positive exposure on swaps in securitization trusts was $3 million and $0 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2025	December 31, 2024
Accrued interest receivable	$1,657	$1,733
Benefit and insurance-related investments	459	459
Income tax asset, net	150	120
Derivatives at fair value	48	25
Accounts receivable	15	49
Fixed assets	27	52
Other	88	100
Total	$2,444	$2,538

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

7. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2025	2024	2025	2024
Common stock repurchased(1)	2.0	2.1	6.4	7.2
Common stock repurchased (in dollars)(1)	$26	$33	$85	$114
Average purchase price per share(1)	$13.19	$15.37	$13.21	$15.91
Remaining common stock repurchase authority(1)	$26	$176	$26	$176
Shares repurchased related to employee stock- based compensation plans(2)	—	—	.4	.5
Average purchase price per share(2)	$—	$—	$13.80	$16.04
Common shares issued(3)	.1	.1	1.4	1.5
Dividends paid	$16	$17	$48	$53
Dividends per share	$.16	$.16	$.48	$.48

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion multi-year share repurchase program in December 2021 and authorized a new $100 million share repurchase program in October 2025. The new share repurchase program, which is effective immediately, is in addition to the approximately $26 million of unused authorization as of September 30, 2025.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2025 was $13.15.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$(86)	$(2)	$(75)	$107
Denominator:
Weighted average shares used to compute basic EPS	98	108	100	111
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	—	—	—	1
Dilutive potential common shares(2)	—	—	—	1
Weighted average shares used to compute diluted EPS	98	108	100	112
Basic earnings (loss) per common share	$(.87)	$(.02)	$(.75)	$.97
Diluted earnings (loss) per common share	$(.87)	$(.02)	$(.75)	$.95

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)
For the three months ended September 30, 2025 and 2024, approximately 2 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, securities covering approximately 2 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During the three and nine months ended September 30, 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third quarters of 2025 and 2024, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	September 30, 2025				December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$45	$—	$45	$—	$25	$—	$25
Cross-currency interest rate swaps	—	—	3	3	—	—	—	—
Total derivative assets(2)	—	45	3	48	—	25	—	25
Total	$—	$45	$3	$48	$—	$25	$—	$25
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(79)	(79)	—	—	(244)	(244)
Total derivative liabilities(2)	—	—	(79)	(79)	—	—	(244)	(244)
Total	$—	$—	$(79)	$(79)	$—	$—	$(244)	$(244)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2025				2024
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(75)	$—	$(75)	$(1)	$(222)	$—	$(223)
Total gains/(losses):
Included in earnings(1)	—	(10)	—	(10)	—	49	—	49
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	9	—	9	—	9	—	9
Transfers in and/or out of level 3	—	—	—	—	1	—	—	1
Balance, end of period	$—	$(76)	$—	$(76)	$—	$(164)	$—	$(164)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$(1)	$—	$(1)	$—	$58	$—	$58

	Nine Months Ended September 30,
	2025				2024
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(244)	$—	$(244)	$(1)	$(189)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	142	—	142	—	(3)	—	(3)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	26	—	26	—	28	—	28
Transfers in and/or out of level 3	—	—	—	—	1	—	—	1
Balance, end of period	$—	$(76)	$—	$(76)	$—	$(164)	$—	$(164)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$168	$—	$168	$—	$25	$—	$25

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$—
Interest expense	(10)	49	142	(3)
Total	$(10)	$49	$142	$(3)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2025	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(76)	Discounted cash flow	Constant Prepayment Rate	5%
Total	(76)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2025			December 31, 2024
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$28,538	$28,952	$(414)	$30,766	$30,852	$(86)
Private Education Loans	15,155	15,456	(301)	15,367	15,716	(349)
Cash and investments	2,019	2,019	—	2,246	2,246	—
Total earning assets	45,712	46,427	(715)	48,379	48,814	(435)
Interest-bearing liabilities
Short-term borrowings	4,930	4,920	(10)	5,144	5,134	(10)
Long-term borrowings	40,749	41,414	665	42,361	43,184	823
Total interest-bearing liabilities	45,679	46,334	655	47,505	48,318	813
Derivative financial instruments
Interest rate swaps	45	45	—	25	25	—
Cross-currency interest rate swaps	(76)	(76)	—	(244)	(244)	—
Excess of net asset fair value over carrying value			$(60)			$378

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2025	December 31, 2024
FFELP Loans, net	$28,952	$30,852
Cash and investments(1)	875	955
Other	1,834	1,818
Total assets	$31,661	$33,625

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2025	December 31, 2024
Private Education Loans, net	$15,456	$15,716
Cash and investments(1)	533	524
Other	554	569
Total assets	$16,543	$16,809

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

At September 30, 2025 and December 31, 2024, the Business Processing segment had total assets of $0 and $103 million, respectively.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we have performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment.

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

At September 30, 2025 and December 31, 2024, the Other segment had total assets of $1.1 billion and $1.3 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$760					$484	$276	$—	$—
Cash and investments	21					10	5	—	6
Total interest income	781					494	281	—	6
Total interest expense	639					429	183	—	23
Net interest income (loss)	142	$4	$—	$4	$146	65	98	—	(17)
Less: provisions for loan losses	168				168	13	155	—	—
Net interest income (loss) after provisions for loan losses	(26)					52	(57)	—	(17)
Other income (loss):
Servicing revenue	13					10	3	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	6					—	—	—	10
Total other income	19	(4)	8	4	23	10	3	—	10
Expenses:
Direct operating expenses	61					16	45	—	—
Unallocated shared services expenses	44					—	—	—	44
Operating expenses(2)	105	—	—	—	105	16	45	—	44
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	110	—	(1)	(1)	109	16	45	—	48
Income (loss) before income tax expense (benefit)	(117)	—	9	9	(108)	46	(99)	—	(55)
Income tax expense (benefit)(3)	(31)	—	6	6	(25)	11	(23)	—	(13)
Net income (loss)	$(86)	$—	$3	$3	$(83)	$35	$(76)	$—	$(42)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$4	$—	$4
Total other income (loss)	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			6
Net income (loss)			$3

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended September 30, 2025
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$16	$12	$—	$—	$28
Information technology expenses	—	8	—	19	27
Corporate expenses	—	—	—	21	21
Other/remaining expenses	—	25	—	4	29
Operating expenses	$16	$45	$—	$44	$105

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$905					$591	$314	$—	$—
Cash and investments	43					25	6	—	12
Total interest income	948					616	320	—	12
Total interest expense	828					576	198	—	34
Net interest income (loss)	120	$8	$12	$20	$140	40	122	—	(22)
Less: provisions for loan losses	42				42	(5)	47	—	—
Net interest income (loss) after provisions for loan losses	78					45	75	—	(22)
Other income (loss):
Servicing revenue	13					11	2	—	—
Asset recovery and business processing revenue	70					—	—	70	—
Other revenue	(26)					—	—	—	10
Gain on sale of subsidiary	219					—	—	219	—
Total other income	276	(8)	44	36	312	11	2	289	10
Expenses:
Direct operating expenses	121					20	44	57	—
Unallocated shared services expenses	63					—	—	—	63
Operating expenses(2)	184	—	—	—	184	20	44	57	63
Goodwill and acquired intangible asset impairment and amortization	140	—	(140)	(140)	—	—	—	—	—
Restructuring/other reorganization expenses	18	—	—	—	18	—	—	—	18
Total expenses	342	—	(140)	(140)	202	20	44	57	81
Income (loss) before income tax expense (benefit)	12	—	196	196	208	36	33	232	(93)
Income tax expense (benefit)(3)	14	—	34	34	48	9	6	54	(21)
Net income (loss)	$(2)	$—	$162	$162	$160	$27	$27	$178	$(72)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$20	$—	$20
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	(140)	(140)
Total Core Earnings adjustments to GAAP	$56	$140	196
Income tax expense (benefit)			34
Net income (loss)			$162

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended September 30, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$18	$14	$—	$4	$36
Information technology expenses	1	8	3	21	33
Corporate expenses	1	1	1	23	26
Other/remaining expenses	—	21	53	15	89
Operating expenses	$20	$44	$57	$63	$184

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,297					$1,459	$838	$—	$—
Cash and investments	64					30	15	—	19
Total interest income	2,361					1,489	853	—	19
Total interest expense	1,961					1,321	547	—	72
Net interest income (loss)	400	$15	$6	$21	$421	168	306	—	(53)
Less: provisions for loan losses	236				236	29	207	—	—
Net interest income (loss) after provisions for loan losses	164					139	99	—	(53)
Other income (loss):
Servicing revenue	40					32	8	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue	10					(1)	1	—	44
Total other income (loss)	73	(15)	49	34	107	31	9	23	44
Expenses:
Direct operating expenses	189					54	115	20	—
Unallocated shared services expenses	144					—	—	—	144
Operating expenses(2)	333	—	—	—	333	54	115	20	144
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	6	—	—	—	6	—	—	—	6
Total expenses	341	—	(2)	(2)	339	54	115	20	150
Income (loss) before income tax expense (benefit)	(104)	—	57	57	(47)	116	(7)	3	(159)
Income tax expense (benefit)(3)	(29)	—	18	18	(11)	27	(3)	1	(36)
Net income (loss)	$(75)	$—	$39	$39	$(36)	$89	$(4)	$2	$(123)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income (loss)	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$55	$2	57
Income tax expense (benefit)			18
Net income (loss)			$39

(2)
Reportable segment significant operating expenses are comprised of:

	Nine Months Ended September 30, 2025
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$50	$40	$—	$5	$95
Information technology expenses	—	25	1	60	86
Corporate expenses	2	1	—	64	67
Other/remaining expenses	2	49	19	15	85
Operating expenses	$54	$115	$20	$144	$333

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,819					$1,861	$958	$—	$—
Cash and investments	129					75	20	—	34
Total interest income	2,948					1,936	978	—	34
Total interest expense	2,547					1,810	597	—	102
Net interest income (loss)	401	$28	$10	$38	$439	126	381	—	(68)
Less: provisions for loan losses	68				68	(6)	74	—	—
Net interest income (loss) after provisions for loan losses	333					132	307	—	(68)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	228					—	—	228	—
Other revenue	33					5	1	—	16
Gain on sale of subsidiary	219					—	—	219	—
Total other income (loss)	528	(28)	17	(11)	517	44	10	447	16
Expenses:
Direct operating expenses	351					53	110	188	—
Unallocated shared services expenses	182					—	—	—	182
Operating expenses(2)	533	—	—	—	533	53	110	188	182
Goodwill and acquired intangible asset impairment and amortization	145	—	(145)	(145)	—	—	—	—	—
Restructuring/other reorganization expenses	35	—	—	—	35	—	—	—	35
Total expenses	713	—	(145)	(145)	568	53	110	188	217
Income (loss) before income tax expense (benefit)	148	—	172	172	320	123	207	259	(269)
Income tax expense (benefit)(3)	41	—	33	33	74	28	47	60	(61)
Net income (loss)	$107	$—	$139	$139	$246	$95	$160	$199	$(208)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$38	$—	$38
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(145)	(145)
Total Core Earnings adjustments to GAAP	$27	$145	172
Income tax expense (benefit)			33
Net income (loss)			$139
(2)
Reportable segment significant operating expenses are comprised of:

	Nine Months Ended September 30, 2024
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total
Servicing expenses	$40	$40	$—	$4	$84
Information technology expenses	7	22	12	63	104
Corporate expenses	3	3	3	72	81
Other/remaining expenses	3	45	173	43	264
Operating expenses	$53	$110	$188	$182	$533
(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2025 and for the three and nine months ended

September 30, 2025 and 2024 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
GAAP net income (loss)	$(86)	$(2)	$(75)	$107
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	8	56	55	27
Net impact of goodwill and acquired intangible assets(2)	1	140	2	145
Net tax effect(3)	(6)	(34)	(18)	(33)
Total Core Earnings adjustments to GAAP	3	162	39	139
Core Earnings net income (loss)	$(83)	$160	$(36)	$246

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

Date: October 29, 2025

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