Form 10-K
period 2025-12-31
NAVIENT CORP
filed 2026-02-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 was $1.0 billion (based on closing sale price of $14.10 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2026, there were 95,089,668 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2026 Proxy Statement”) relating to the Registrant’s 2026 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “assume,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to, the following:

•
general economic conditions, including the potential impact of artificial intelligence, inflation and interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
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
•
our ability to earn Floor Income and our ability to enter into hedges relative to that Floor Income are dependent on the future interest rate environment and therefore are variable;
•
our use of derivatives exposes us to credit and market risk;
•
our ability to continually and effectively align our cost structure with our business operations;
•
a failure or breach of our operating systems, infrastructure or information technology systems;
•
failure by any third party providing us material services or products or a breach or violation of law by one of these third parties;
•
acquisitions, new products, strategic initiatives and investments or divestitures that we pursue;
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

In addition to Core Earnings, we present the following other non-GAAP financial measures: Tangible Equity, Adjusted Tangible Equity Ratio, and Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the Company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

Business

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) creates long-term value for customers and investors with responsible lending, flexible refinancing, trusted servicing oversight, and decades of education finance and portfolio management expertise. Through our Earnest brand's business, we help customers confidently achieve financial success through digital financial services. Our employees thrive in a culture of belonging, where they are supported and proud to deliver meaningful outcomes. Learn more on Navient.com.

Navient’s business consists of:

•
Consumer Lending

We own and manage a portfolio of $15.5 billion of Private Education Loans. Through our Earnest brand we help students and families succeed with education lending and digital financial services, originating Earnest branded in-school student loans and refinancing products. In 2025, we originated $2.5 billion of Private Education Loans, a 77% increase from $1.4 billion a year ago.

•
Federal Education Loans

We own and manage a portfolio of $28.1 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

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

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In October 2025, the Board authorized a new $100 million share repurchase program. At December 31, 2025, $100 million remained in available share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.9% and our Adjusted Tangible Equity Ratio(1) was 9.1% as of December 31, 2025.

(Dollars and shares in millions)	2025	2024
Shares repurchased	8.4	11.5
Reduction in shares outstanding	7%	9%
Total repurchases in dollars	$111	$179
Dividends paid	$63	$70
Total Capital Returned(2)	$174	$249
GAAP equity-to-asset ratio	4.9%	5.1%
Adjusted Tangible Equity Ratio(1)	9.1%	10.0%

Commitment to Corporate Social Responsibility and Compliance

We maintain a robust, multi-layered compliance management system and thoroughly understand and comply with applicable federal, state, and local laws. We follow the industry-leading “Three Lines Model” compliance framework. This framework and other compliance protocols ensure we adhere to key industry laws and regulations; state laws; and state and city licensing requirements.

We are committed to contributing to the social and economic wellbeing of our communities; fostering the success of our customers; supporting a culture of integrity and belonging in our workforce to ensure employees feel valued, supported, and connected; and embracing sustainable business practices. Navient has earned recognition from a variety of leading organizations for our continued commitment to social responsibility. Our employees are engaged in our communities through volunteering and philanthropic programs.

Navient is committed to a sustainable future. We leverage technologies that minimize energy and promote use of “paperless” digital customer communications.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
(2)
Capital Returned is defined as share repurchases and dividends paid.

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions. We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024. We completed the divestiture of our Business Processing segment business with the sale of our healthcare services business in September 2024 and the sale of our government services business in February 2025. In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $56 million of restructuring and other reorganization charges recognized in 2024 and 2025 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of December 31, 2025, we have reduced our headcount by 85% since the beginning of 2024.

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
•
We achieved and will exceed our $400 million expense reduction objective (which includes expenses related to the divested Business Processing segment) set out in 2024. This expense reduction increases our future life of loan net cash flows, providing increased financial flexibility.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In 2025, total originations increased 77% to $2.5 billion compared to $1.4 billion a year ago.

We continue to consider various strategic actions to optimize shareholder value, such as divestitures, acquisitions, restructurings and similar transactions. We have no current plans for such actions and there can be no assurance when, if at all, such actions could occur.

How We Organize Our Business

Today we operate our business in two primary segments: Consumer Lending and Federal Education Loans. As of February 2025, we divested our Business Processing segment.

NAVIENT®

Consumer Lending

- Private Education Refinance and In-School Loan Originations
- Seasoned Private Education Loan Portfolio

Federal Education Loans

- Federal Family Education Loan Program (FFELP) Portfolio

Federally guaranteed loans

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we originate in-school Private Education Loans, including undergraduate and graduate products, we refinance education loans for high-quality borrowers and we intend to expand into adjacent lending products over time. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest brand, we build long-term relationships with high-lifetime-value customers and support them across key stages of their financial journey. We believe our differentiated product design, data‑driven digital marketing, and best‑in‑class origination capabilities deliver flexible, transparent lending solutions. We believe Navient’s decades of experience in education lending, capital markets, and servicing, combined with Earnest’s technology and customer‑centric platform, position us with a unique competitive advantage. We see meaningful growth opportunities across Private Education Loans and adjacent lending markets, with a focus on generating attractive, long-term, risk-adjusted returns.

The passage of the One Big Beautiful Bill Act (the "Big Beautiful Bill") on July 3, 2025 marks a significant shift in federal student lending programs, notably eliminating the GradPLUS loan program effective July 1, 2026. This development is anticipated to drive increased demand for private in-school graduate loans, presenting a unique loan origination growth opportunity for Navient. With our disciplined approach to growing in-school volume with a focus on graduate borrowers, we believe we are well-positioned to capture our share of this expanded market.

(Dollars in millions)	2023	2024	2025
Refinance loan originations	$647	$1,034	$2,076
In-school loan originations	$324	$366	$401
Total loan originations	$971	$1,400	$2,477

Navient’s total portfolio of Private Education Loans as of December 31, 2025 was $15.5 billion. We expect the portfolio to have an amortization period in excess of 15 years, with a 4-year remaining weighted average life. The segment net interest margin was 2.49% in 2025. Our goal is to support our customers to successfully pay off their loans, while optimizing the performance of our Private Education Loan portfolio.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2025, approximately 67% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

Navient’s portfolio of FFELP Loans as of December 31, 2025 was $28.1 billion. We expect this portfolio to have an amortization period in excess of 15 years, with an 8-year remaining weighted average life. The segment net interest margin was 0.69% in 2025. Our goal is to support customers to successfully pay off their loans while optimizing the performance of our FFELP Loan portfolio. Loan prepayment rates decreased to a historically low level of 3% in 2025 ($977 million of prepayments in 2025 compared to $5.4 billion of prepayments in 2024). This decrease in actual prepayments along with decreasing our future prepayment rate assumptions on this portfolio increased the expected remaining cash flows that will be generated from this portfolio. As of December 31, 2025, approximately 87% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated shared services which include certain corporate and IT costs as well as regulatory expenses, and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment discussed under "Recent Business Developments."

Human Capital

Employing a talented team is central to Navient’s success, and our attractive value proposition for prospective and current employees includes a strong and positive cultural framework, comprehensive benefits and competitive compensation, and a commitment to belonging and fair and equitable treatment. We succeed in delivering business results by attracting, retaining, motivating and developing a skilled and energized workforce.

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

Community Engagement. Our team supports the communities where we live and work. Navient offers monthly paid time off for employees to volunteer for eligible charities of their choice. We offer a matching gifts program that supports employee charitable giving. Through this program, the Company matches eligible employee donations to qualifying nonprofit organizations, subject to defined eligibility requirements and annual limits. The program is designed to encourage employee engagement and community impact.

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

Navient provides a comprehensive and competitive benefits package to meet the needs of employees and their families. We provide our employees with resources to assist in managing their physical, emotional and financial health, such as medical plan choices; a 401(k) savings plan with a company match; an employee stock purchase program; paid time off and holiday schedule; life and disability insurance; parental leave; adoption assistance; caregiver leave; tuition reimbursement; and numerous health support and wellness programs. We also offer a combination of in-office, hybrid and remote work schedules to meet the needs of our employees.

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

Navient maintains a workplace where employees are welcomed and respected for who they are as individuals. Navient employees lead and participate in various programs and initiatives that promote belonging and the awareness of our unique and individual employee base. Our voluntary, employee-led Employee Resource Groups and Culture Council enable individuals to connect based on their common interests, develop leadership opportunities, and promote a culture of belonging and opportunity for all. To attract potential employees from a variety of backgrounds and perspectives, Navient markets open positions through numerous job boards, extensive national, state, and community-based alliances, and job banks across the country.

We are committed to ensuring each of our employees feels they belong – they are valued, supported, and connected so they can contribute in a meaningful way. We believe that being deliberately inclusive creates a unique and highly engaged workforce that drives positive Company performance. We fuel innovation and growth by providing opportunities for employees with varying perspectives and backgrounds to come together and work toward new solutions to enhance the financial success of our customers, and we provide compassionate, personalized service with a workforce that reflects and understands the individual needs of our customer base.

Team Size. As of December 31, 2025, we had approximately 670 employees. None of our employees are covered by collective bargaining agreements.

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

The objective of this discussion and analysis is to allow investors to view the Company from management’s perspective. Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2025 versus 2024 results. Discussion and analysis of 2024 results compared to 2023 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025, which is incorporated herein by reference.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
GAAP Basis
Net income (loss)	$(80)	$131	$228
Diluted earnings (loss) per common share	$(.81)	$1.18	$1.85
Weighted average shares used to compute diluted earnings per share	99	111	123
Return on assets	(.17)%	.24%	.36%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders' equity	(3)%	5%	8%
Dividend payout ratio	(80)%	54%	35%
Average equity/average assets	5.05%	4.82%	4.43%
Total assets	$48,681	$51,789	$61,375
Total borrowings	$45,706	$48,318	$57,628
Total Navient Corporation stockholders' equity	$2,399	$2,641	$2,760
Book value per common share	$25.12	$25.63	$24.32

Core Earnings Basis(1)
Net income (loss) (1)	$(35)	$221	$303
Diluted earnings (loss) per common share(1)	$(.35)	$2.00	$2.45
Weighted average shares used to compute diluted earnings per share	99	111	123
Net interest margin, Consumer Lending segment	2.49%	2.87%	3.04%
Net interest margin, Federal Education Loans segment	.69%	.45%	1.12%
Return on assets	(.07)%	.41%	.48%

Education Loan Portfolios
Ending Private Education Loans, net	$15,451	$15,716	$16,902
Ending FFELP Loans, net	28,141	30,852	37,925
Ending total education loans, net	$43,592	$46,568	$54,827
Average Private Education Loans	$15,987	$16,809	$18,463
Average FFELP Loans	29,945	33,946	41,191
Average total education loans	$45,932	$50,755	$59,654

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

2025 GAAP net loss was $80 million ($0.81 diluted loss per share), compared with net income of $131 million ($1.18 diluted earnings per share) in 2024. See “Results of Operations — GAAP Comparison of 2025 Results with 2024” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2025 Core Earnings net loss was $35 million ($0.35 diluted Core Earnings loss per share), compared with Core Earnings net income of $221 million ($2.00 diluted Core Earnings per share) in 2024. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

2025 GAAP and Core Earnings results included the following significant items:

•
$280 million provision for loan losses ($249 million for Consumer Lending and $31 million for FFELP). Of the $280 million, $41 million relates to originations with the remaining $239 million primarily associated with elevated delinquency balances, our forecasted macroeconomic outlook as well as the extension of the FFELP portfolio.
•
$11 million net benefit to net interest income from a decrease in prepayment rate assumptions ($18 million of additional net interest income from the FFELP Loan portfolio partially offset by a $7 million reduction in the Private Education Loan portfolio).
•
$25 million of regulatory and restructuring expenses.

Financial highlights of 2025 include:

Consumer Lending segment:

•
Net income of $20 million.
•
Net interest margin of 2.49%.
•
Originated $2.5 billion of Private Education Loans, a 77% increase compared to 2024.

Federal Education Loans segment:

•
Net income of $115 million.
•
Net interest margin of 0.69%.
•
FFELP Loan prepayments of $977 million compared to $5.4 billion in 2024.

Business Processing segment:

•
Navient ceased providing Business Processing segment services after the sale in February 2025 of its government services business.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.9% and adjusted tangible equity ratio(1) of 9.1%.
•
Repurchased $111 million of common shares.
•
Paid $63 million in common stock dividends.
•
Issued $2.2 billion of asset-backed securities.

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Operating Expenses:

•
Incurred operating expenses of $421 million, of which $30 million was in connection with transition services we provided related to our various strategic initiatives. There was $33 million of revenue recognized in Other revenue related to these services.

The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025 and as of October 2025 we had no further obligations to provide transition services for our government services business.

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in millions, except per share amounts)	2025	2024	2023	$	%	$	%
Interest income
Private Education Loans	$1,122	$1,259	$1,369	$(137)	(11)%	$(110)	(8)%
FFELP Loans	1,903	2,396	2,897	(493)	(21)	(501)	(17)
Cash and investments	83	154	153	(71)	(46)	1	1
Total interest income	3,108	3,809	4,419	(701)	(18)	(610)	(14)
Total interest expense	2,589	3,273	3,557	(684)	(21)	(284)	(8)
Net interest income	519	536	862	(17)	(3)	(326)	(38)
Less: provisions for loan losses	280	113	123	167	148	(10)	(8)
Net interest income after provisions for loan losses	239	423	739	(184)	(43)	(316)	(43)
Other income (loss):
Servicing revenue	51	54	64	(3)	(6)	(10)	(16)
Asset recovery and business processing revenue	23	271	321	(248)	(92)	(50)	(16)
Other income	47	30	21	17	57	9	43
Gain on sale of subsidiaries, net	—	191	—	(191)	(100)	191	100
Losses on debt repurchases	—	—	(8)	—	—	8	(100)
Gains (losses) on derivative and hedging activities, net	(30)	70	11	(100)	(143)	59	536
Total other income	91	616	409	(525)	(85)	207	51
Expenses:
Operating expenses	421	680	800	(259)	(38)	(120)	(15)
Goodwill and acquired intangible assets impairment and amortization expense	3	146	10	(143)	(98)	136	1,360
Restructuring/other reorganization expenses	17	39	25	(22)	(56)	14	56
Total expenses	441	865	835	(424)	(49)	30	4
Income (loss) before income tax expense	(111)	174	313	(285)	(164)	(139)	(44)
Income tax expense (benefit)	(31)	43	85	(74)	(172)	(42)	(49)
Net income (loss)	$(80)	$131	$228	$(211)	(161)%	$(97)	(43)%
Basic earnings (loss) per common share	$(.81)	$1.20	$1.87	$(2.01)	(168)%	$(.67)	(36)%
Diluted earnings (loss) per common share	$(.81)	$1.18	$1.85	$(1.99)	(169)%	$(.67)	(36)%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

GAAP Comparison of 2025 Results with 2024

For the year ended December 31, 2025, net loss was $80 million, or $0.81 diluted loss per common share, compared with net income of $131 million, or $1.18 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income (loss) are as follows:

•
Net interest income decreased by $17 million primarily as a result of the paydown of the Private Education Loan and FFELP Loan portfolios, the changing product mix of the Private Education Loan portfolio (Refinance Loans increased as a percentage of the portfolio) and the net impact of decreasing interest rates on the different index resets for the Private Education Loan and FFELP Loan assets and debt. Additionally, there was a $12 million decrease in mark-to-market gains on fair value hedges recorded in interest expense. These decreases were partially offset by a $55 million decline in premium amortization on the FFELP Loan portfolio due to both a decrease in prepayment rate assumptions, mostly in response to the significant decline in actual FFELP Loan prepayments since the beginning of 2025, as well as the significant decline in actual FFELP Loan prepayments from $5.4 billion in the year-ago period to $977 million in the current period.
•
Provisions for loan losses increased $167 million, from $113 million to $280 million:
o
The provision for Private Education Loan losses increased $137 million from $112 million to $249 million.
o
The provision for FFELP Loan losses increased $30 million from $1 million to $31 million.

The provision for Private Education Loan losses of $249 million in the current period included $41 million associated with loan originations and $208 million primarily associated with elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision of $112 million in the year-ago period included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million associated with loan originations and $41 million related to a general reserve build.

The provision for FFELP Loan losses of $31 million in the current period was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio. The provision of $1 million in the year-ago period was primarily the result of relatively stable credit trends.

•
Asset recovery and business processing revenue decreased $248 million as a result of the sale of our healthcare services business in the third quarter of 2024 ($88 million of the decrease), and our government services business in February 2025 ($160 million of the decrease). With the sale of our government services business, Navient no longer provides business processing segment services.
•
Other income increased $17 million primarily related to the transition services we provided related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025.
•
Gain (loss) on sale of subsidiaries was a $191 million net gain in the year-ago period which included a $219 million gain on sale of our healthcare services business in third-quarter 2024 and a $28 million loss in fourth-quarter 2024 resulting from reclassification of our government services businesses to held for sale commensurate with our entering into an agreement on December 19, 2024 to sell these businesses, resulting in adjustment of the basis of these businesses to the expected sales price.
•
Net gains on derivative and hedging activities decreased $100 million. The primary factor affecting the change was interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses decreased $259 million, $240 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 and our healthcare services business in the third quarter of 2024 ($208 million of the reduction is in the Business Processing segment and $32 million of the reduction is in the Other segment). In addition, regulatory-related expenses decreased $35 million primarily due to $43 million of regulatory-related expenses recorded in the year-ago period in connection with the September 2024 Consumer Financial Protection Bureau (the CFPB) settlement agreement. Current period expense includes $30 million, an $18 million increase from the prior year, of expense in connection with providing transition services related to our various strategic initiatives. There is $33 million of revenue recognized in the Other segment related to these services.
•
Goodwill and acquired intangible asset impairment and amortization expense decreased by $143 million primarily due to a $138 million impairment recognized in the year-ago period related to our government services business which was sold in February 2025.

•
Restructuring and other reorganization expenses decreased $22 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, reduce our expense base and enhance our flexibility.

We repurchased 8.5 million and 11.5 million shares of our common stock during 2025 and 2024, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 12 million common shares (or 11%) from the year-ago period.

Segment Results

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest income:
Private Education Loans	$1,122	$1,259	$1,369	(11)%	(8)%
Cash and investments	20	25	27	(20)	(7)
Interest income	1,142	1,284	1,396	(11)	(8)
Interest expense	731	786	816	(7)	(4)
Net interest income	411	498	580	(17)	(14)
Less: provision for loan losses	249	112	67	122	67
Net interest income after provision for loan losses	162	386	513	(58)	(25)
Other income (loss):
Servicing revenue	11	10	12	10	(17)
Other revenue	1	1	2	—	(50)
Total other income	12	11	14	9	(21)
Direct operating expenses	147	143	151	3	(5)
Income before income tax expense	27	254	376	(89)	(32)
Income tax expense	7	58	89	(88)	(35)
Net income	$20	$196	$287	(90)%	(32)%

Highlights of 2025 vs. 2024

•
Originated $2.5 billion of Private Education Loans compared to $1.4 billion, an increase of 77%.
o
Refinance Loan originations were $2.1 billion compared to $1.0 billion.
o
In-school loan originations were $401 million compared to $366 million.
•
Net income was $20 million compared to $196 million.
•
Net interest income decreased $87 million primarily due to the paydown and changing product mix of the loan portfolio (Refinance Loans increased as a percentage of the loan portfolio).
•
Provision for loan losses increased $137 million. The provision for loan losses of $249 million in the current period included $41 million associated with loan originations and $208 million primarily associated with elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision for loan losses of $112 million in 2024 included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances).
o
Net charge-offs were unchanged at $335 million.
o
Private Education Loan delinquencies greater than 90 days: $434 million, up $15 million from $419 million.
o
Private Education Loan forbearances: $236 million, down $186 million from $422 million.
•
Expenses increased $4 million, or 3%, primarily as a result of higher marketing spend associated with 77% higher loan origination volume.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Segment net interest margin	2.49%	2.87%	3.04%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.59%	2.99%	3.18%
Provision for loan losses	$249	$112	$67
Net charge-offs	$335	$335	$298
Net charge-off rate	2.18%	2.08%	1.68%
Greater than 30-days delinquency rate	6.3%	6.1%	5.1%
Greater than 90-days delinquency rate	2.9%	2.7%	2.3%
Forbearance rate	1.5%	2.7%	2.1%
Average Private Education Loans	$15,987	$16,809	$18,463
Ending Private Education Loans, net	$15,451	$15,716	$16,902
Private Education Refinance Loans:
Net charge-offs	$72	$49	$32
Greater than 90-day delinquency rate	.9%	.7%	.4%
Average balance of Private Education Refinance Loans	$8,622	$8,623	$9,206
Ending balance of Private Education Refinance Loans	$8,755	$8,341	$8,752
Private Education Refinance Loan originations	$2,076	$1,034	$647

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2025	2024	2023
Private Education Loan yield	7.02%	7.49%	7.42%
Private Education Loan cost of funds	(4.43)	(4.50)	(4.24)
Private Education Loan spread	2.59	2.99	3.18
Other interest-earning asset spread impact	(.10)	(.12)	(.14)
Net interest margin(1)	2.49%	2.87%	3.04%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Private Education Loans	$15,987	$16,809	$18,463
Other interest-earning assets	488	519	593
Total Private Education Loan interest-earning assets	$16,475	$17,328	$19,056

The 38 basis point decrease in the net interest margin in 2025 is primarily the result of a $19 million decrease (12 basis points) in loan discount amortization mostly related to a decrease in prepayment rate assumptions used to amortize loan discount. In addition, the continued shift of the Refinance Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio and the Refinance Loan portfolio earning a lower net interest margin compared to the legacy portfolio reduces the overall net interest margin.

As of December 31, 2025, our Private Education Loan portfolio totaled $15.5 billion, comprised of $8.8 billion of refinance loans and $6.7 billion of non-refinance loans. The weighted-average life of these portfolios as of December 31, 2025 was 5 years and 4 years, respectively, assuming a Constant Prepayment Rate (CPR) of 10% and 8%, respectively. As of December 31, 2024, the CPR assumption was 10% for both refinance and non-refinance loans.

Provision for Loan Losses

The provision for Private Education Loan losses increased $137 million. The provision for loan losses of $249 million in 2025 included $41 million associated with loan originations and $208 million primarily associated with elevated delinquency balances as well as our forecasted macroeconomic outlook. The provision for loan losses of $112 million in 2024 included $39 million related to lowering the expected recovery rate on defaulted loans, $32 million in connection with loan originations and $41 million related to a general reserve build (primarily as a result of an increase in delinquency balances).

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $4 million primarily as a result of higher marketing spend associated with higher loan origination volume.

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest income:
FFELP Loans	$1,903	$2,397	$2,901	(21)%	(17)%
Cash and investments	39	88	76	(56)	16
Total interest income	1,942	2,485	2,977	(22)	(17)
Total interest expense	1,730	2,323	2,497	(26)	(7)
Net interest income	212	162	480	31	(66)
Less: provision for loan losses	31	1	56	3,000	(98)
Net interest income after provision for loan losses	181	161	424	12	(62)
Other income (loss):
Servicing revenue	40	44	52	(9)	(15)
Other revenue (loss)	(1)	5	14	(120)	(64)
Total other income	39	49	66	(20)	(26)
Direct operating expenses	70	74	72	(5)	3
Income before income tax expense	150	136	418	10	(67)
Income tax expense	35	31	99	13	(69)
Net income	$115	$105	$319	10%	(67)%

Highlights of 2025 vs. 2024

•
Net income was $115 million compared to $105 million.
•
Net interest income increased $50 million primarily due to a $55 million decrease in premium amortization as a result of both a decrease in prepayment rate assumptions ($18 million benefit in 2025), in response to the significant decline in actual prepayments since the beginning of 2025, as well as the significant decline in actual prepayments from $5.4 billion in 2024 to $977 million in 2025. This was partially offset by the paydown of the loan portfolio.
•
Provision for loan losses increased $30 million. The $31 million of provision for loan losses in 2025 was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the continued extension of the portfolio. The $1 million of provision for loan losses in 2024 was primarily the result of an increase in delinquency balances partially offset by elevated prepayment activity over the prior year.
o
Net charge-offs were $38 million compared to $36 million.
o
Delinquencies greater than 90 days were $2.4 billion compared to $2.2 billion.
o
Forbearances were $3.5 billion compared to $4.4 billion.
•
Expenses were $4 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Segment net interest margin	.69%	.45%	1.12%
FFELP Loans:
FFELP Loan spread	.73%	.56%	1.23%
Provision for loan losses	$31	$1	$56
Net charge-offs	$38	$36	$63
Net charge-off rate	.15%	.13%	.19%
Greater than 30-days delinquency rate	17.5%	18.6%	13.9%
Greater than 90-days delinquency rate	10.0%	8.7%	7.5%
Forbearance rate	13.0%	14.7%	16.8%
Average FFELP Loans	$29,945	$33,946	$41,191
Ending FFELP Loans, net	$28,141	$30,852	$37,925

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2025	2024	2023
FFELP Loan yield	6.13%	6.83%	6.59%
Floor Income	.22	.23	.45
FFELP Loan net yield	6.35	7.06	7.04
FFELP Loan cost of funds	(5.62)	(6.50)	(5.81)
FFELP Loan spread	.73	.56	1.23
Other interest-earning asset spread impact	(.04)	(.11)	(.11)
Net interest margin(1)	.69%	.45%	1.12%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
FFELP Loans	$29,945	$33,946	$41,191
Other interest-earning assets	870	1,742	1,673
Total FFELP Loan interest-earning assets	$30,815	$35,688	$42,864

The 24 basis point increase in the net interest margin is primarily the result of loan premium amortization being $55 million lower in the current period (18 basis points) due to both a decrease in prepayment rate assumptions used to amortize loan premium, in response to the significant decline in actual prepayments since the beginning of 2025, as well as the significant decline in actual prepayments from $5.4 billion in 2024 to $977 million in 2025. The significant decline in actual prepayments in 2025 is primarily the result of changes in public policy under the current Administration.

As of December 31, 2025, our FFELP Loan portfolio totaled $28.1 billion. The weighted-average life of this portfolio as of December 31, 2025 was 8 years assuming a CPR of 3% through 2028 and 5% thereafter. As of December 31, 2024, the CPR assumption was 5%.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2025 and 2024, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2025	December 31, 2024
Education loans eligible to earn Floor Income	$28.0	$30.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(13.6)	(14.7)
Less: economically hedged Floor Income	(.6)	(.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$13.8	$15.2
Education loans earning Floor Income	$5.3	$5.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period from January 1, 2026 to December 31, 2028.

(Dollars in billions)	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.6	$.3	$.2

Provision for Loan Losses

Provision for loan losses increased $30 million. The $31 million of provision for loan losses in 2025 was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook as well as the continued extension of the portfolio. The $1 million of provision for loan losses in 2024 was primarily the result of an increase in delinquency balances partially offset by elevated prepayment activity over the prior year.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $4 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Other income (loss):
Business processing revenue	$23	$271	$321	(92)%	(16)%
Gain on sale of subsidiaries, net	—	191	—	(100)	100
Total other income	23	462	321	(95)	44
Direct operating expenses	20	228	285	(91)	(20)
Income before income tax expense	3	234	36	(99)	550
Income tax expense	1	54	8	(98)	575
Net income	$2	$180	$28	(99)%	543%

Highlights of 2025 vs. 2024

•
With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient provided certain transition services ($33 million of revenue and $30 million of expense in 2025, reflected in the Other segment) in connection with the sale of our business processing businesses. As of October 2025, we had no further obligations to provide these transition services.

Key performance metrics are as follows:

	As of December 31,
(Dollars in millions)	2025	2024	2023
Revenue from government services	$23	$183	$200
Revenue from healthcare services	—	88	121
Total fee revenue	23	271	321
Gain on sale of subsidiaries, net	—	191	—
Total revenue	$23	$462	$321

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net interest loss after provision for loan losses	$(72)	$(87)	$(114)	(17)%	(24)%
Other income (loss):
Other revenue	47	24	5	96	380
Losses on debt repurchases	—	—	(8)	—	(100)
Total other income (loss)	47	24	(3)	96	(900)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	77	84	80	(8)	5
Unallocated corporate costs	107	151	212	(29)	(29)
Total unallocated shared services operating expenses	184	235	292	(22)	(20)
Restructuring/other reorganization expenses	17	39	25	(56)	56
Total expenses	201	274	317	(27)	(14)
Loss before income tax benefit	(226)	(337)	(434)	(33)	(22)
Income tax benefit	(54)	(77)	(103)	(30)	(25)
Net loss	$(172)	$(260)	$(331)	(34)%	(21)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue

All revenue and expense in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment are included in the Other segment. Other revenue increased $23 million, of which $20 million related to these transition services.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Operating expenses decreased $51 million from 2024, primarily as a result of a $35 million decrease in regulatory-related expenses. Regulatory-related expenses were $8 million and $43 million in 2025 and 2024, respectively, with 2024 including a contingency loss accrual of $51 million related to the $120 million settlement agreement entered into with the CFPB in September 2024. The remaining $16 million decrease in expenses primarily related to cost reduction efforts in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

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

Restructuring/Other Reorganization Expenses

These expenses decreased $22 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$108	$7	$—	$7	$115
Grace, repayment and other(2)	15,707	10,453	17,854	28,307	44,014
Total	15,815	10,460	17,854	28,314	44,129
Allowance for loan losses	(364)	(144)	(29)	(173)	(537)
Total education loan portfolio	$15,451	$10,316	$17,825	$28,141	$43,592
% of total	35%	24%	41%	65%	100%

	December 31, 2024
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$95	$9	$—	$9	$104
Grace, repayment and other(2)	16,062	11,233	19,790	31,023	47,085
Total	16,157	11,242	19,790	31,032	47,189
Allowance for loan losses	(441)	(139)	(41)	(180)	(621)
Total education loan portfolio	$15,716	$11,103	$19,749	$30,852	$46,568
% of total	34%	24%	42%	66%	100%

	December 31, 2023
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$70	$12	$—	$12	$82
Grace, repayment and other(2)	17,449	13,708	24,420	38,128	55,577
Total	17,519	13,720	24,420	38,140	55,659
Allowance for loan losses	(617)	(156)	(59)	(215)	(832)
Total education loan portfolio	$16,902	$13,564	$24,361	$37,925	$54,827
% of total	31%	25%	44%	69%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Year Ended December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Beginning balance	$15,716	$11,103	$19,749	$30,852	$46,568
Acquisitions (originations and purchases)(1)	2,482	—	—	—	2,482
Capitalized interest and premium/discount amortization	166	505	478	983	1,149
Refinancings and consolidations to third parties	(249)	(400)	(504)	(904)	(1,153)
Repayments and other	(2,664)	(892)	(1,898)	(2,790)	(5,454)
Ending balance	$15,451	$10,316	$17,825	$28,141	$43,592

	Year Ended December 31, 2024
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Beginning balance	$16,902	$13,564	$24,361	$37,925	$54,827
Acquisitions (originations and purchases)(1)	1,387	—	—	—	1,387
Capitalized interest and premium/discount amortization	191	507	507	1,014	1,205
Refinancings and consolidations to third parties	(219)	(1,583)	(3,146)	(4,729)	(4,948)
Repayments and other	(2,545)	(1,385)	(1,973)	(3,358)	(5,903)
Ending balance	$15,716	$11,103	$19,749	$30,852	$46,568

	Year Ended December 31, 2023
(Dollars in millions)	Private Education Loans	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Portfolio
Beginning balance	$18,725	$15,691	$27,834	$43,525	$62,250
Acquisitions (originations and purchases)(1)	970	—	—	—	970
Capitalized interest and premium/discount amortization	184	577	616	1,193	1,377
Refinancings and consolidations to third parties	(239)	(859)	(1,811)	(2,670)	(2,909)
Repayments and other	(2,738)	(1,845)	(2,278)	(4,123)	(6,861)
Ending balance	$16,902	$13,564	$24,361	$37,925	$54,827

(1)
Includes the origination of $298 million, $201 million and $176 million of Private Education Refinance Loans in 2025, 2024 and 2023, respectively, that refinanced Private Education Loans and FFELP Loans that were on our balance sheet.

Private Education Loan Portfolio Performance

	December 31,
	2025		2024		2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$395		$372		$360
Loans in forbearance(2)	236		422		363
Loans in repayment and percentage of each status:
Loans current	14,230	93.7%	14,419	93.9%	15,935	94.9%
Loans delinquent 31-60 days(3)	326	2.1	319	2.1	308	1.8
Loans delinquent 61-90 days(3)	194	1.3	206	1.3	173	1.0
Loans delinquent greater than 90 days(3)	434	2.9	419	2.7	380	2.3
Total Private Education Loans in repayment	15,184	100%	15,363	100%	16,796	100%
Total Private Education Loans	15,815		16,157		17,519
Private Education Loan allowance for losses	(364)		(441)		(617)
Private Education Loans, net	$15,451		$15,716		$16,902
Percentage of Private Education Loans in repayment		96.0%		95.1%		95.9%
Delinquencies as a percentage of Private Education Loans in repayment		6.3%		6.1%		5.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		2.7%		2.1%
Percentage of Private Education Loans with a cosigner(4)		32%		32%		33%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested an extension of the grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)
Excluding Private Education Refinance Loans, the cosigner rate was 67%, 66% and 65% for 2025, 2024 and 2023, respectively.

FFELP Loan Portfolio Performance

	December 31,
	2025		2024		2023
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,210		$1,262		$1,557
Loans in forbearance(2)	3,532		4,365		6,147
Loans in repayment and percentage of each status:
Loans current	19,441	82.4%	20,675	81.4%	26,204	86.1%
Loans delinquent 31-60 days(3)	1,075	4.6	1,479	5.8	1,193	3.9
Loans delinquent 61-90 days(3)	706	3.0	1,043	4.1	746	2.5
Loans delinquent greater than 90 days(3)	2,350	10.0	2,208	8.7	2,293	7.5
Total FFELP Loans in repayment	23,572	100%	25,405	100%	30,436	100%
Total FFELP Loans	28,314		31,032		38,140
FFELP Loan allowance for losses	(173)		(180)		(215)
FFELP Loans, net	$28,141		$30,852		$37,925
Percentage of FFELP Loans in repayment		83.3%		81.9%		79.8%
Delinquencies as a percentage of FFELP Loans in repayment		17.5%		18.6%		13.9%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.0%		14.7%		16.8%

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
(2)
Loans for customers who have used their allowable deferment time or do not qualify for deferment, who need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors such as disaster relief.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Loan Losses

	Year Ended December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$441	$180	$621
Total provision	249	31	280
Charge-offs:
Gross charge-offs	(388)	(38)	(426)
Expected future recoveries on current period gross charge-offs	53	—	53
Net charge-offs(1)	(335)	(38)	(373)
Decrease in expected future recoveries on previously fully charged-off loans(2)	9	—	9
Allowance at end of period (GAAP)	364	173	537
Plus: expected future recoveries on previously fully charged-off loans(2)	170	—	170
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$534	$173	$707
Net charge-offs as a percentage of average loans in repayment	2.18%	.15%
Allowance coverage of charge-offs(3)	1.6	4.5	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	3.4%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(3)	3.5%	.7%	(Non-GAAP)
Ending total loans	$15,815	$28,314
Average loans in repayment	$15,343	$24,777
Ending loans in repayment	$15,184	$23,572

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

Year Ended December 31,
(Dollars in millions)	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$179
Expected future recoveries of current period defaults	53
Recoveries (cash collected)	(41)
Charge-offs (as a result of lower recovery expectations)	(21)
End of period expected future recoveries on previously fully charged-off loans	$170
Change in balance during period	$(9)

(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Year Ended December 31, 2024
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$617	$215	$832
Total provision	112	1	113
Charge-offs:
Gross charge-offs	(378)	(36)	(414)
Expected future recoveries on current period gross charge-offs	43	—	43
Net charge-offs(1)(2)	(335)	(36)	(371)
Decrease in expected future recoveries on previously fully charged-off loans(3)	47	—	47
Allowance at end of period (GAAP)	441	180	621
Plus: expected future recoveries on previously fully charged-off loans(3)	179	—	179
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$620	$180	$800
Net charge-offs as a percentage of average loans in repayment	2.08%	.13%
Allowance coverage of charge-offs(4)	1.8	5.0	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	3.8%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	4.1%	.7%	(Non-GAAP)
Ending total loans	$16,157	$31,032
Average loans in repayment	$16,078	$27,190
Ending loans in repayment	$15,363	$25,405

(1)
$28 million of 2024 Private Education Loan net charge-offs is in connection with the resolution of certain private legacy loans in bankruptcy. This was previously reserved for in 2023.
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

	Year Ended December 31, 2023
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$800	$222	$1,022
Total provision	67	56	123
Charge-offs:
Gross charge-offs	(345)	(63)	(408)
Expected future recoveries on current period gross charge-offs	47	—	47
Net charge-offs(1)	(298)	(63)	(361)
Decrease in expected future recoveries on previously fully charged-off loans(2)	48	—	48
Allowance at end of period (GAAP)	617	215	832
Plus: expected future recoveries on previously fully charged-off loans(2)	226	—	226
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$843	$215	$1,058
Net charge-offs as a percentage of average loans in repayment	1.68%	.19%
Allowance coverage of charge-offs(3)	2.8	3.4	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	4.8%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(3)	5.0%	.7%	(Non-GAAP)
Ending total loans	$17,519	$38,140
Average loans in repayment	$17,749	$33,047
Ending loans in repayment	$16,796	$30,436

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

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates primarily on our Consumer Lending and Federal Education Loans segments. Our Business Processing segment required minimal liquidity and funding.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at December 31, 2025. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.5 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.8 billion of senior unsecured notes that mature in the long term (from 2027 to 2043 with 79% maturing by 2032), through a number of sources. These sources include our cash on hand, unencumbered Private Education Refinance Loan and FFELP Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured Private Education Loan and FFELP Loan asset-backed commercial paper (ABCP) facilities, issue term asset-backed securities (ABS), enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 8.5 million shares of common stock for $111 million in 2025 and have $100 million of unused share repurchase authority as of December 31, 2025.

Sources of Primary Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2025	2024	2025	2024	2023
Unrestricted cash	$637	$722	$627	$937	$1,024
Unencumbered Private Education Refinance Loans	529	242	578	331	105
Unencumbered FFELP Loans	83	232	92	190	89
Total	$1,249	$1,196	$1,297	$1,458	$1,218

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the Private Education Loan and FFELP Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2026 to April 2027.

	Maximum Additional Capacity
	December 31,
(Dollars in millions)	2025	2024	2023
Ending Balances:
Private Education Loan ABCP facilities	$1,689	$1,490	$1,719
FFELP Loan ABCP facilities	193	424	408
Total	$1,882	$1,914	$2,127

	Average Maximum Additional Capacity
	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Average Balances:
Private Education Loan ABCP facilities	$1,703	$1,777	$1,756
FFELP Loan ABCP facilities	234	415	103
Total	$1,937	$2,192	$1,859

At December 31, 2025, we had a total of $2.9 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.4 billion of our unencumbered tangible assets of which $1.3 billion and $83 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2025, we had $4.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of December 31, 2025, $0.6 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2025	December 31, 2024
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	$2.1	$2.0
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	2.6	2.8
Tangible unencumbered assets(1)	2.9	2.9
Senior unsecured debt	(5.3)	(5.4)
Mark-to-market on unsecured hedged debt(2)	—	.2
Other liabilities, net	(.3)	(.3)
Total Tangible Equity(3)	$2.0	$2.2

(1)
Excludes goodwill and acquired intangible assets.
(2)
At December 31, 2025 and 2024, there were $(50) million and $(181) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	December 31, 2025			December 31, 2024			December 31, 2023
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$525	$4,782	$5,307	$553	$4,806	$5,359	$506	$5,351	$5,857
Total unsecured borrowings	525	4,782	5,307	553	4,806	5,359	506	5,351	5,857
Secured borrowings:
Private Education Loan securitizations	469	10,250	10,719	631	10,338	10,969	435	11,754	12,189
FFELP Loan securitizations	109	25,302	25,411	41	28,268	28,309	59	35,626	35,685
Private Education Loan ABCP facilities	1,942	—	1,942	2,274	—	2,274	1,286	821	2,107
FFELP Loan ABCP facilities	1,869	299	2,168	1,586	74	1,660	1,854	89	1,943
Other	160	39	199	54	40	94	95	39	134
Total secured borrowings	4,549	35,890	40,439	4,586	38,720	43,306	3,729	48,329	52,058
Core Earnings basis borrowings(1)	5,074	40,672	45,746	5,139	43,526	48,665	4,235	53,680	57,915
Adjustment for GAAP accounting treatment	(1)	(39)	(40)	(5)	(342)	(347)	(9)	(278)	(287)
GAAP basis borrowings	$5,073	$40,633	$45,706	$5,134	$43,184	$48,318	$4,226	$53,402	$57,628

Average Balances

	Years Ended December 31,
	2025		2024		2023
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,362	8.37%	$5,765	9.11%	$6,363	8.74%
Total unsecured borrowings	5,362	8.37	5,765	9.11	6,363	8.74
Secured borrowings:
Private Education Loan securitizations	10,783	3.72	11,692	3.68	12,800	3.45
FFELP Loan securitizations	26,948	5.46	31,710	6.37	38,652	5.68
Private Education Loan ABCP facilities	1,998	6.28	2,030	7.26	2,448	6.87
FFELP Loan ABCP facilities	1,904	5.66	1,716	6.79	1,773	6.40
Other	127	2.55	108	—	106	1.91
Total secured borrowings	41,760	5.05	47,256	5.74	55,779	5.24
Core Earnings basis borrowings(1)	47,122	5.43	53,021	6.10	62,142	5.60
Adjustment for GAAP accounting treatment	—	.06	—	.07	—	.12
GAAP basis borrowings	$47,122	5.49%	$53,021	6.17%	$62,142	5.72%

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

Allowance for Loan Losses

We measure and recognize an allowance for loan losses that estimates the remaining current expected credit losses (CECL) for financial assets measured at amortized cost held at the reporting date. We have determined that, for modeling current expected credit losses, in general, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation.

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
•
Certain types of loan modifications are those that represent the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification, as a key credit quality indicator used for calculating the allowance for loan losses, for the life of the loan (including loans that met that definition subsequent to January 1, 2023). A TDR is where an economic concession (interest rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period) has been given to a borrower experiencing financial difficulties. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU No. 2022-02.
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

The forecasted economic conditions used in our modeling of expected losses are provided by a third party. The primary economic metrics we generally use in the economic forecast are unemployment, GDP, interest rates, consumer loan delinquency rates and consumer income. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios.

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

The Private Education Loan provision for loan losses of $249 million in 2025 included $41 million associated with loan originations and $208 million primarily associated with elevated delinquency balances as well as our forecasted macroeconomic outlook. The FFELP Loan provision for loan losses of $31 million was primarily the result of elevated delinquency balances, our forecasted macroeconomic outlook, as well as the continued extension of the portfolio.

We evaluated and considered several forecasted economic scenarios when determining our allowance for loan losses and provision. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. In general, there has been a decline in the forecasted economic conditions since December 31, 2024 which has been incorporated into our allowance for loan losses as of December 31, 2025. This decline in economic conditions is seen mostly in an increase in forecasted unemployment rates and consumer loan delinquency rates. We have seen an increase in the delinquency rates on our portfolio during 2025 and there remains uncertainty as to the ultimate impact to the economy from historically high inflation experienced during earlier years (primarily 2021 to 2024) and the significant increase in interest rates that began in 2022 and remain at the end of 2025. There is also uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits that previously occurred. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions. If future economic conditions are significantly worse than what was assumed as a part of this assessment, it could result in additional provision for loan loss being recorded in future periods.

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

Goodwill Impairment Assessment

In determining annually (or more frequently if required) whether goodwill is impaired, we complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. Qualitative factors considered in conjunction with a qualitative analysis include: (1) the amount of cushion that existed the last time a quantitative test was completed which requires performing a valuation of the reporting unit, the resulting value of which is compared to the carrying value of the reporting unit, (2) macroeconomic factors (economy), (3) industry specific factors (growth or deterioration of the market; regulatory/political developments), (4) cost factors (margins), (5) financial performance of the reporting unit itself, (6) other specific items (litigation, change in management or key personnel) and (7) whether a sustained decrease in our share price is indicative of a decline in value of the specific reporting unit. There can be significant judgment involved in assessing these qualitative factors. If, based on a qualitative analysis, we determine it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount, we also complete a quantitative impairment analysis. In lieu of performing a qualitative assessment, we may proceed directly to a quantitative impairment analysis. A quantitative goodwill impairment analysis requires a comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value (the amount we believe a third party would pay for such reporting unit), the goodwill associated with the reporting unit will be impaired in an amount equal to the difference between the reporting unit’s fair value and its carrying value, not to exceed the carrying value of goodwill attributed to the reporting unit. There are significant judgments involved in determining the fair value of a reporting unit, including determining the appropriate valuation approach or approaches to utilize and the assumptions to apply including estimates of projected future cash flows, which incorporate estimated future revenues, expenses, net income and capital expenditures from and related to existing and new business activities, and appropriate discount rates and growth rates as well as market multiples if a market approach is utilized. An appropriate resulting control premium is also considered. The reporting units with goodwill for which we estimate fair value are not publicly traded and for some reporting units, directly comparable market data may not be available to aid in its valuation.

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

Interim Impairment Testing

Based on the current performance of and economic environment impacting the reporting units with goodwill, we determined that no triggering events occurred during 2025. Accordingly, an interim impairment test was not warranted to test goodwill associated with reporting units with goodwill at March 31, June 30 and September 30, 2025.

Annual Impairment Testing

We performed annual goodwill impairment testing as of October 1, 2025. In accordance with our policy to perform a quantitative test for all reporting units with goodwill every three years in conjunction with annual impairment testing, we elected to retain a third-party appraisal firm to assist in the valuations required to perform a quantitative impairment test for our Private Education Legacy In-School Loans, Private Education Refinance Loans, Private Education Recent In-School Loans, FFELP Loans, and Federal Education Loan Servicing reporting units as of October 1, 2025. Utilizing an income approach, no goodwill was deemed impaired in conjunction with these reporting units as a result of the quantitative impairment test as the fair values of the reporting units were greater than their respective carry values. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate consistent with what we believe a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind-down period, and no residual value is ascribed.

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk-free rate, a market rate of return, a measure of volatility (Beta), a capital markets risk premium, and a company-specific risk premium for each reporting unit, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser, including the factors incorporated in developing the discount rates for each reporting unit.

Although the timing of impairment remains uncertain, for the FFELP Loans reporting unit, goodwill will be impaired at some point in the future due to the runoff nature of the portfolio. FFELP Loans goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows could result in partial impairment of FFELP goodwill in the next couple of years. The potential timing of impairment could be accelerated if prepayment rates are higher than anticipated or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

To derive the cash flows underlying the income approach for each reporting unit, we considered the regulatory and legislative environment, the economic environment, and our 2025 earnings and 2026 expected earnings as of October 1, 2025. We also considered our market capitalization in relation to our book equity and concluded that no goodwill associated with our reporting units was impaired as of October 1, 2025. Although our market capitalization was less than our book equity at October 1, 2025, we have concluded that our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis.

We considered events subsequent to October 1, 2025, including the decrease in share price which occurred subsequent to December 31, 2025, noting no event which negatively impacted the fair values of our reporting units with goodwill through December 31, 2025. We will continue to monitor our market capitalization to determine if a triggering event occurs in 2026.

Loan Premium and Discount Amortization

The Company had a net unamortized premium balance of $185 million, or 0.42%, in connection with its $44 billion education loan portfolio as of December 31, 2025. The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loans that are refinanced or consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR, we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (HCERA), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with the Department of Education (ED) and private refinancing options with Navient and other lenders. At this time, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a regulatory change by ED or legislative change by Congress to either (1) forgive loan balances (which would result in Navient receiving cash for the amounts forgiven resulting in a prepayment of principal) or (2) encourage or force consolidation. Some education loan companies, including Navient, offer Private Education Loans to refinance a borrower’s loan (both FFELP and Private Education Loans). These products and the related expectation of use are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue, and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2025, there was a net $11 million increase in net interest income due to cumulative adjustments related to changes in prepayment speed assumptions used to amortize loan premiums and discounts. This primarily relates to our FFELP Loan portfolio where we have experienced historically low prepayment activity (3% prepayment rate) in 2025. The FFELP Loan portfolio experienced a $4.4 billion decrease in prepayments ($977 million in 2025 compared with $5.4 billion in 2024), primarily as a result of federal education loan policy changes. The introduction of several student loan forgiveness and repayment programs and processes, including a repayment plan called Saving on a Valuable Education (SAVE Plan), under the prior administration triggered increased consolidation activity in 2024 as FFELP borrowers consolidated their loans into the Direct Loan Program in order to be eligible for these programs. In 2025, changes in administration resulted in shifts in federal education loan policy priorities, including the curtailment of many forgiveness initiatives and changes to the operations of ED. As a result of these changes and the impact to prepayment activity, the prepayment speed assumption was lowered from 5% to 3% over the next three years (through the end of the current administration’s current term in 2028) and then 5% (long-term historical prepayment rate experienced) thereafter. This results in the slowing down of the amortization of the premium on these loans which has the effect of increasing interest income in the period of the assumption change.

The passage of the Big Beautiful Bill in July 2025 marked a significant shift in the federal education loan system and policies. The Big Beautiful Bill mandates, among others, restructuring of the federal education loan repayment options, including the replacement of multiple existing income-driven repayment plans with a new repayment plan called Repayment Assistance Plan (RAP) to be implemented in July 2026. The Big Beautiful Bill also eliminates the GradPLUS loan program effective July 2026.

Although consolidation activity decreased significantly in 2025 from the prior year, consolidation activity in the future may fluctuate as federal student loan policies continue to evolve, which could have a material impact on the Company’s results.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures. We present the following non-GAAP financial measures: (1) Core Earnings, (2) Tangible Equity (as well as the Adjusted Tangible Equity Ratio), and (3) Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the Company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks.

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

The following tables show our consolidated GAAP results, Core Earnings results (including for each reportable segment) along with the adjustments made to the income/expense items to reconcile the consolidated GAAP results to the Core Earnings results as required by GAAP and reported in “Note 14 — Segment Reporting.”

	Year Ended December 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$3,025					$1,122	$1,903	$—	$—
Cash and investments	83					20	39	—	24
Total interest income	3,108					1,142	1,942	—	24
Total interest expense	2,589					731	1,730	—	96
Net interest income (loss)	519	$18	$14	$32	$551	411	212	—	(72)
Less: provisions for loan losses	280				280	249	31	—	—
Net interest income (loss) after provisions for loan losses	239					162	181	—	(72)
Other income (loss):
Servicing revenue	51					11	40	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	17					1	(1)	—	47
Total other income (loss)	91	(18)	48	30	121	12	39	23	47
Expenses:
Direct operating expenses	237					147	70	20	—
Unallocated shared services expenses	184					—	—	—	184
Operating expenses	421	—	—	—	421	147	70	20	184
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	441	—	(3)	(3)	438	147	70	20	201
Income (loss) before income tax expense (benefit)	(111)	—	65	65	(46)	27	150	3	(226)
Income tax expense (benefit)(2)	(31)	—	20	20	(11)	7	35	1	(54)
Net income (loss)	$(80)	$—	$45	$45	$(35)	$20	$115	$2	$(172)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$32	$—	$32
Total other income (loss)	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$62	$3	65
Income tax expense (benefit)			20
Net income (loss)			$45

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$3,655					$1,259	$2,397	$—	$—
Cash and investments	154					25	88	—	41
Total interest income	3,809					1,284	2,485	—	41
Total interest expense	3,273					786	2,323	—	128
Net interest income (loss)	536	$35	$2	$37	$573	498	162	—	(87)
Less: provisions for loan losses	113				113	112	1	—	—
Net interest income (loss) after provisions for loan losses	423					386	161	—	(87)
Other income (loss):
Servicing revenue	54					10	44	—	—
Asset recovery and business processing revenue	271					—	—	271	—
Other revenue	100					1	5	—	24
Gain on sale of subsidiaries, net	191	—	—	—	—	—	—	191	—
Total other income (loss)	616	(35)	(35)	(70)	546	11	49	462	24
Expenses:
Direct operating expenses	445					143	74	228	—
Unallocated shared services expenses	235					—	—	—	235
Operating expenses	680	—	—	—	680	143	74	228	235
Goodwill and acquired intangible asset impairment and amortization	146	—	(146)	(146)	—	—	—	—	—
Restructuring/other reorganization expenses	39	—	—	—	39	—	—	—	39
Total expenses	865	—	(146)	(146)	719	143	74	228	274
Income (loss) before income tax expense (benefit)	174	—	113	113	287	254	136	234	(337)
Income tax expense (benefit)(2)	43	—	23	23	66	58	31	54	(77)
Net income (loss)	$131	$—	$90	$90	$221	$196	$105	$180	$(260)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$37	$—	$37
Total other income (loss)	(70)	—	(70)
Goodwill and acquired intangible asset impairment and amortization	—	(146)	(146)
Total Core Earnings adjustments to GAAP	$(33)	$146	113
Income tax expense (benefit)			23
Net income (loss)			$90

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$4,266					$1,369	$2,901	$—	$—
Cash and investments	153					27	76	—	50
Total interest income	4,419					1,396	2,977	—	50
Total interest expense	3,557					816	2,497	—	164
Net interest income (loss)	862	$32	$52	$84	$946	580	480	—	(114)
Less: provisions for loan losses	123				123	67	56	—	—
Net interest income (loss) after provisions for loan losses	739					513	424	—	(114)
Other income (loss):
Servicing revenue	64					12	52	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					2	14	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	14	66	321	(3)
Expenses:
Direct operating expenses	508					151	72	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses	800	—	—	—	800	151	72	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	151	72	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	376	418	36	(434)
Income tax expense (benefit)(2)	85	—	8	8	93	89	99	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$287	$319	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
GAAP net income (loss)	$(80)	$131	$228
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	62	(33)	73
Net impact of goodwill and acquired intangible assets	3	146	10
Net income tax effect	(20)	(23)	(8)
Total Core Earnings adjustments to GAAP	45	90	75
Core Earnings net income (loss)	$(35)	$221	$303

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$30	$(70)	$(11)
Plus: (Gains) losses on fair value hedging activity included in interest expense	7	(5)	46
Total (gains) losses in GAAP net income	37	(75)	35
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	18	35	32
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	55	(40)	67
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	—	1	4
Other derivative accounting adjustments(3)	7	6	2
Total net impact of derivative accounting	$62	$(33)	$73

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

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$18	$35	$32
Total reclassifications of settlement income (expense) on derivative and hedging activities	$18	$35	$32

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fair value hedges	$9	$3	$24
Foreign currency hedges	(2)	(8)	22
Basis swaps	—	—	(1)
Other(a)	48	(35)	22
Total mark-to-market (gains) losses on derivative and hedging activities, net	$55	$(40)	$67

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2025, derivative accounting has decreased GAAP equity by approximately $39 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Beginning impact of derivative accounting on GAAP equity	$8	$(1)	$122
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(47)	9	(123)
Ending impact of derivative accounting on GAAP equity	$(39)	$8	$(1)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(62)	$33	$(73)
Tax and other impacts of derivative accounting adjustments	16	(8)	18
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(1)	(16)	(68)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(47)	$9	$(123)

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

	December 31,
(Dollars in millions)	2025	2024	2023
Total hedged Floor Income, net of tax(1)(2)	$27	$44	$90

(1)
$36 million, $57 million and $118 million on a pre-tax basis as of December 31, 2025, 2024 and 2023, respectively.
(2)
Of the $27 million as of December 31, 2025, approximately $14 million, $7 million and $6 million will be recognized as part of Core Earnings net income in 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Core Earnings goodwill and acquired intangible asset adjustments	$3	$146	$10

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

(Dollars in billions)	December 31, 2025	December 31, 2024
Navient Corporation's stockholders' equity	$2,399	$2,641
Less: Goodwill and acquired intangible assets	434	437
Tangible Equity	1,965	2,204
Less: Equity held for FFELP Loans	141	154
Adjusted Tangible Equity	$1,824	$2,050
Divided by:
Total assets	$48,681	$51,789
Less:
Goodwill and acquired intangible assets	434	437
FFELP Loans	28,141	30,852
Adjusted tangible assets	$20,106	$20,500
Adjusted Tangible Equity Ratio	9.1%	10.0%

3. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of December 31, 2025, the $534 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $15,815 million Private Education Loan portfolio. The $170 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $15,815 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	For the Year Ended December 31,
	2025	2024	2023
(Dollars in millions)
Allowance at end of period (GAAP)	$364	$441	$617
Plus: expected future recoveries on previously fully charged-off loans	170	179	226
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$534	$620	$843
Ending total loans	$15,815	$16,157	$17,519
Ending loans in repayment	$15,184	$15,363	$16,796
Net charge-offs	$335	$335	$298

Allowance coverage of charge-offs (annualized):
GAAP	1.1	1.3	2.1
Adjustment(1)	.5	.5	.7
Non-GAAP Financial Measure(1)	1.6	1.8	2.8

Allowance as a percentage of the ending total loan balance:
GAAP	2.3%	2.7%	3.5%
Adjustment(1)	1.1	1.1	1.3
Non-GAAP Financial Measure(1)	3.4%	3.8%	4.8%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.4%	2.9%	3.7%
Adjustment(1)	1.1	1.2	1.3
Non-GAAP Financial Measure(1)	3.5%	4.1%	5.0%

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
•
follows a “Three Lines Model” structure based upon: (1) accountability and ownership at the business area level for risks inherent in their activities (first line); (2) supporting areas, such as Human Resources, Legal, Compliance, Finance and Accounting, Information Technology and Information Security, monitor, guide and advise the business areas in their respective areas of expertise (second line); and (3) Internal Audit independently reviews business and support areas to ensure compliance with applicable laws, regulations and internal policies and procedures (third line);
•
provides appropriate reporting to management and our Board of Directors and their respective committees; and
•
trains our employees on our risk management processes and philosophy.

Risk Oversight, Roles and Responsibilities

Responsibility for risk management is assigned at several different levels of our organization, including our Board of Directors and its committees. Each business area within our organization is primarily responsible for managing its specific risks. In addition, our second line support areas are responsible for providing our business areas with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

Board of Directors. The Navient Board of Directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and assessing the risks our businesses face as well as our risk management practices. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. We escalate to our Board of Directors any significant departures from established tolerances and parameters and review new and emerging risks with them. Standing committees of our Board of Directors include Executive, Audit, Compensation and Human Resources, and Nominations and Governance. Charters for each committee providing its specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

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

Higher Education Act (HEA). The HEA is the primary law that authorizes and regulates federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors or entities acting on their behalf. As a master servicer of federal education loans, Navient, and its designated sub-servicer, are subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. We cannot predict whether or when legislation will be passed or how it would impact us. While we cannot predict whether or when reauthorization will be passed or how it would impact us, Congress has continued to pass other legislation that amends the HEA. Most recently, the Big Beautiful Bill, enacted in 2025, significantly changes loan programs available, repayment plans, and loan limits.

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
•
the Truth In Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;
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

Regulatory Outlook

In 2026, we expect the regulatory environment for the business in which we operate will continue to be challenging. We anticipate that regulators will continue to be focused on conducting regulatory audits and initiating enforcement actions.

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

We have invested in compliance through multiple steps including alignment of Navient’s compliance management system to a lending, servicing and collections business model; dedicated compliance resources for certain topics to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our Board of Directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards. Past practices or products may continue to be the focus of examinations, inquiries or lawsuits. As a result of our recent strategic announcements, we anticipate the need to further restructure and realign our compliance efforts and focus with our evolving footprint and businesses.

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

Legal Proceedings

For a discussion of legal matters as of December 31, 2025, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

A deterioration in economic conditions, including prolonged periods of economic weakness, instability, or slow growth, could have a material adverse effect on our business, results of operations, financial condition and stock price. During 2025, global markets continued to experience challenges driven by the economic impact of inflation and the “higher for longer” interest rate environment. Changes or volatility in the macroeconomic environment may impact consumer payment patterns, creditworthiness and credit losses.

Our success is largely dependent upon the creditworthiness of our customers. Our research consistently indicates that borrower unemployment rates and the failure of in-school borrowers to graduate or otherwise complete their education are two of the most significant economic factors that affect loan performance. Adverse economic and employment conditions, which may result in material changes in graduation or completion rates, could increase delinquencies and defaults. Further, decreases in a borrower’s income or increases in their payment obligations to other lenders, whether as a result of unemployment, rising debt levels, inflation outpacing wage growth, or the limited availability of credit generally, may negatively impact a borrower’s ability to meet their repayment obligations. Additionally, modifications to the original repayment terms in the form of loan forbearance, deferment, grace periods and the use of payment modification programs, including income-based repayment programs, can individually and cumulatively impact the performance of our loan portfolios. Modifications to private loans may lower the potential return on investment and may have the related effect of delaying defaults which would otherwise have become apparent in the performance of our portfolios.

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

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 6.3% at December 31, 2025. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors, such as downturns in the economy, public health crises, regulatory changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. A significant deterioration in economic and employment conditions, which may result in material changes in graduation or completion rates and employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. For example, the adoption of artificial intelligence and automation technologies by employers that may materially alter employment patterns, job stability, or earnings prospects could negatively impact our borrowers’ ability to secure or maintain employment at income levels sufficient to meet their repayment obligations. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner, school type and whether a loan is a TDR are all factors that can impact the likelihood of default. Further, the convergence of exhausted pandemic-era financial buffers, changes in prepayment behavior, and persistent macroeconomic headwinds contributed to delinquency trends and an increase in our provision for loan losses in 2025. If future loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses and as a result adversely affect our results of operations.

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

We acquired Earnest, a leading financial technology with a focus on education finance, in 2017. Since then, Earnest has become one of the leading providers of education refinance loans, and in 2019, Earnest entered the “in-school” lending market. In 2025, Earnest expanded its lending platform with the launch of a personal loan product. We underwrite new consumer loans within our Consumer Lending segment based upon our analysis of extensive credit criteria, which may vary by product. Such criteria are designed to assess a borrower’s creditworthiness and ability to repay and may include a combination of quantitative and qualitative factors, such as (i) qualifying credit history, taking into account credit score, (ii) debt to income ratio, and (iii) demonstrated ability to pay through free cash flow calculations.

We do not rely on any single factor in making our underwriting decisions. Each of the underwriting criteria is reviewed and weighted depending on the individual borrower’s or co-borrower’s circumstances at the time the underwriting decision is made. If our underwriting process does not effectively forecast our losses, our operating results, cash flow or financial condition may be materially adversely affected.

MARKET, FUNDING & LIQUIDITY RISK.

Our business is affected by changes in interest rates and the cost and availability of funding in the capital markets.

The capital markets may from time-to-time experience periods of significant volatility, such as the volatility we have experienced in recent years due to “higher for longer” interest rates and other economic pressures. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any cost. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by current economic pressures. Other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected. Further, rising interest rates and expectations of inflation may negatively impact borrower demand for our loan products.

Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects.

The rate at which borrowers prepay their loans can have a material impact on profitability, results of operations, financial condition, cash flows or future business prospects by affecting our net interest margin, the future cash flows from our loans including loans held by our securitization trusts. Higher or lower prepayments can result from a variety of causes including borrower activity and changes in the education loan market as a result of market conditions, interest rate movements, loan forgiveness or other government sponsored initiatives or programs. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower, refinanced or consolidated with the borrower’s other loans through refinancing or repaid by ED in connection with certain government sponsored programs. Prepayment rates on education loans are subject to a variety of economic, political, competitive and other factors, including changes in our competitors’ business strategies, changes in interest rates, availability of alternative financings (including refinance and consolidations), legislative, executive, policy and regulatory changes affecting the education loan market and the general economy. Refinance products offered by us, our competitors, and the federal government may increase the repayment rate on our FFELP Loans and Private Education Loans.

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. In addition, the timing of the implementation and execution of certain government sponsored programs, like the Borrower Defense Loan Discharge program, may also increase or decrease the prepayment rates on FFELP Loans. For example, during the prior administration, ED introduced various debt relief programs to provide relief to borrowers, which triggered increased consolidation activity. In 2025, consolidation activity declined significantly due to a change in administration, shifting federal education loan policy priorities, and the passage of the Big Beautiful Bill. However, federal student loan policies continue to evolve, which could lead to renewed consolidation activity and affect prepayment rates on our existing education loan portfolio. These changes may materially and adversely impact our profitability, operating results, financial condition, cash flows, and future business prospects.

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

Floor Income can be volatile as market rates and the rates on the underlying education loans move up and down. Subject to prevailing market conditions, we have historically hedged this risk by using derivatives in an effort to lock in a portion of our Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with derivatives, which will compress our net interest margins. Further, our ability to hedge Floor Income and our ability to enter into hedges relative to that Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings. Additionally, net interest margins can be negatively impacted by unusual variances between 30-day and 90-day Average SOFR.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets.

As of December 31, 2025, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $5.3 billion at December 31, 2025. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affect the cost of operating our business and growing our assets and are dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity and the ability to access funds held at banks and other financial institutions to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $5.3 billion of senior unsecured notes that mature in 2026 to 2043, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt. We may maintain too much liquidity, which can be costly, or may be too illiquid or may be unable to access funds held at banks and other financial institutions due to such banks or financial institutions entering receivership or becoming insolvent, which could result in financial distress during times of financial stress or capital market disruptions.

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

Our securitization trusts, which we consolidate on our balance sheet, had $1.2 billion of Euro denominated bonds outstanding as of December 31, 2025. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

OPERATIONAL RISKS.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually strive to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans, growth or strategic initiatives and future legislative or regulatory changes. On January 30, 2024, as a result of an in-depth review of our business, we announced three strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. See “Business — Recent Business Developments” for more information on our strategic actions. We have made substantial progress on these strategic actions to date, including the adoption of a variable, outsourced servicing model in July 2024 and the divestments of our healthcare services business in September 2024 and our government services business in February 2025 as well as the completion of the transition services related to each of these transactions in 2025, but could fail to fully realize the anticipated benefits from these strategic actions or the benefits may take longer to realize than expected. Further, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. If we undertake cost reductions based on our business plan or the implementation of our strategic actions, those reductions, if not undertaken properly, could cause disruptions in our business, reductions in the quality of the services we provide or even cause us to fail to comply with applicable regulatory standards. In each case, our business, results of operations and financial condition could be adversely affected.

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. In May 2024, we entered into an outsourcing agreement that transitioned our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. We, however, maintain certain technology solutions for our other lines of business. As our processing demands change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

The servicing, financial, accounting, data processing and other operating systems and facilities that support our business may fail to operate properly or become disabled as a result of events that are beyond our control, adversely affecting our ability to timely process transactions. For example, we or our third-party service providers may in the future incorporate artificial intelligence technology in certain operations, processes or services. Artificial intelligence models are complex and may produce inaccurate, inadequate or otherwise harmful outputs that are not easily detectable. Any such failure could adversely affect our ability to service our clients and result in financial loss or liability to our clients, disrupt our business, and result in regulatory action or cause reputational damage.

Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a prolonged disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, artificial intelligence, transportation or other services used by us or third parties with which we conduct business.

We depend on secure information technology, and a breach of our information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, like other financial services companies, our computer systems, software and networks are at risk for unauthorized access, computer viruses, malicious attacks, ransomware attacks and other cybersecurity events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, have been, and may continue to be, the target of cyber-attacks that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, the loss of access to our systems and networks or those of third parties we rely upon or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks. We successfully transitioned from an on-premises information technology operations to a cloud-first architecture in 2025. This transition heightens certain operational risks such as those related to information security and cybersecurity attacks. While most cloud environments offer robust and greater security measures, if configured correctly, they are still at risk for cybersecurity attacks and breaches. Any failure by our service providers, including our mobile or cloud technology service providers or MOHELA, as the servicer of our student loan portfolios, to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations or those of third parties we rely upon and result in interruptions of services or loss of access or misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties.

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

In May 2024, we entered into an outsourcing agreement that transitioned our student loan servicing to MOHELA. See “Business — Recent Business Developments” for more information regarding this outsourcing transaction. Additionally, we transitioned from an on-premises information technology operations to a cloud-first architecture in 2025. Cloud service providers have experienced, and may continue to experience, outages and disruptions that could impact business operations. Additionally, the transition to a cloud-first architecture required significant changes in information technology management and operations, which could lead to temporary inefficiencies and increased resources and operational costs as the Company continues to adapt to a new environment.

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

The CFPB has authority with respect to several aspects of our business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine us for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including us. New rules, if implemented, could have a material effect on our consumer lending or other businesses and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

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

In addition, we receive payments from the federal government on our FFELP Loan portfolio. These payments may be affected by various factors, including if in the future, the administration and Congress engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those related to the

FFELP Loan portfolio that Navient owns. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFELP-related servicing business. A protracted reduction, suspension or cancellation of the demand for FFELP-related services could have a material adverse effect on our revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. We cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

Expanded regulatory and governmental oversight of our businesses will increase our costs and risks.

We are now, and may in the future be, subject to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, we have entered into consent orders and other settlements. We have provided monetary and other relief in connection with the resolution of some of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, and invested in technology.

If our risk and control procedures and processes fail to meet the heightened expectations of our regulators and other government agencies, we could be required to enter into further orders and settlements, provide additional monetary relief, or accept material regulatory restrictions on our businesses, which could adversely affect our operations and, in turn, our financial results.

We expect regulatory scrutiny and governmental investigations and enforcement actions to continue for us and for the financial services industry as a whole. Such actions can have significant consequences for a financial services company such as ours, including loss of customers and business and the inability to operate certain businesses.

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

Certain provisions of Delaware law and of our amended and restated certificate of incorporation and third amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirers to negotiate directly with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (DGCL) or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a shareholder in our company, holders of our common stock will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

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

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. Since then, all federal education loans have been originated through the Direct Student Loan Program (DSLP) of the ED. While the 2010 law did not alter or affect the terms and conditions of existing FFELP Loans, it significantly impacted the education loan industry. As a result of this legislation, net income on our FFELP Loan portfolio is declining, and is anticipated to continue to decline, over time as those existing FFELP Loans are paid down, refinanced or repaid after default.

Additionally, our ability to grow is significantly dependent upon our ability to originate new in-school and refinance loans. Our full-year performance in 2025 reflected our ability to achieve high-quality loan growth; however, such performance may not be indicative of future results. Changes in interest rates, macroeconomic conditions or borrower behavior may give rise to risks that are difficult to predict and may negatively impact our future student loan origination volume. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

Acquisitions, new products, strategic investments or divestitures that we pursue may not be successful and could harm our business and financial condition.

Our growth strategy has included making opportunistic acquisitions of, or material investments in, loan portfolios and complementary businesses and products, as well as offering new products, such as the personal loan product launched by Earnest in 2025.

All acquisitions of companies, operations or loan portfolios as well as the offering of new products, involve financial and operational risks. There may be additional risks if we enter into a line of business or launch a new product in which we have limited experience or which operates in a legal, regulatory or competitive environment with which we are not familiar. The expected benefits of acquisitions and investments also may not be realized for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate or realize the expected benefits of our acquisitions or investments, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business and financial condition may be harmed as a result.

Our strategy also includes, and may continue to include, divestments of certain brands or businesses, such as the sale of our healthcare services business in September 2024 and our government services business in February 2025. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers and other business partners, our business, financial condition or results of operations could be negatively impacted. Even if such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, which may adversely affect any anticipated benefits from such transactions.

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

We are subject to a variety of legal proceedings in virtually every part of our business (see "Note 12 — Commitments, Contingencies and Guarantees"). While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our current and former operations, including operations of business we have recently acquired or exited, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

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

Due to the Company’s history as a contractor to the federal government, the security controls defined in the National Institute of Standards and Technology (NIST) Special Publication 800-53 are the foundation of our security practices. Even though we no longer perform federal work, NIST SP 800-53 continues to serve as a useful benchmark. Our posture is also heavily influenced by the Payment Card Industry Data Security Standard (PCI DSS) and the System and Organization Controls (SOC) 1 and SOC 2 standards of the American Institute of Certified Public Accountants (AICPA) Statement on Standards for Attestation Engagements (SSAE).

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

The CISP is characterized by strong board and senior management level support and governance, integration through the Company’s business processes and clear accountability for carrying out respective responsibilities. Navient’s information security team coordinates a review of the CISP on an annual basis to confirm that the CISP complies with applicable laws and regulations. The CISP is also reviewed and approved by the

Company’s CISO and the Board of Directors at least annually. Further, our CISO is responsible for administering the CISP. Our CISO, along with our Chief Information Officer (CIO), provides periodic reports regarding the status of the program and the overall state of the Company’s security to senior management and the Board of Directors, as may be necessary or appropriate.

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

The Company’s CISO has been with the Company for over 23 years. Prior to being appointed CISO in August 2025, he led the Incident Response and Penetration Testing teams and directly supported previous CISOs. He was also an integral member of the Security Architecture and Infrastructure Architecture teams.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2025 and December 31, 2024, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2025 Impact on Annual Earnings If:		As of December 31, 2024 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(11)	$26	$(8)	$19
Mark-to-market gains (losses) on derivative and hedging activities	31	(33)	75	(80)
Increase (decrease) in income before taxes	$20	$(7)	$67	$(61)
Increase (decrease) in net income after taxes	$15	$(5)	$52	$(47)
Increase (decrease) in diluted earnings per common share	$.16	$(.06)	$.50	$(.45)

	At December 31, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$43,147	$(71)	—%	$98	—%
Other earning assets	2,270	—	—	—	—
Other assets	2,819	23	1	86	3
Total assets gain/(loss)	$48,236	$(48)	—%	$184	—%
Liabilities
Interest-bearing liabilities	$45,204	$(223)	—%	$238	1%
Other liabilities	576	79	14	28	5
Total liabilities (gain)/loss	$45,780	$(144)	—%	$266	1%

	At December 31, 2024
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$46,133	$(63)	—%	$90	—%
Other earning assets	2,246	—	—	—	—
Other assets	2,975	52	(2)	20	1
Total assets gain/(loss)	$51,354	$(11)	—%	$110	—%
Liabilities
Interest-bearing liabilities	$47,505	$(226)	—%	$241	1%
Other liabilities	830	105	13	(35)	(4)
Total liabilities (gain)/loss	$48,335	$(121)	—%	$206	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark-to-market adjustment of the hedged item in this analysis. The decline in impact from the prior year is primarily due to a decline in the notional of derivatives that don't qualify for hedge accounting.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2025. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3-month Treasury bill	weekly	$1.5	$—	$1.5
3-month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.7	—	.7
Prime	monthly	2.6	—	2.6
3-month Term SOFR	quarterly	.1	1.0	(.9)
3-month Term SOFR	monthly	—	.5	(.5)
1-month Term SOFR	monthly	1.7	.6	1.1
Overnight SOFR(1)	daily	26.4	26.8	(.4)
Non-Discrete reset	monthly	—	4.4	(4.4)
Non-Discrete reset	daily/weekly	2.2	—	2.2
Fixed Rate (2)		13.3	15.4	(2.1)
Total		$48.7	$48.7	$—

(1)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $12.7 billion of 30-day average SOFR lookback debt and $12.4 billion of 90-day average SOFR lookback debt.
(2)
Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to 30-day average overnight SOFR, which is reset daily, and our cost of funds is primarily indexed to overnight SOFR but resetting at different times than the asset. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. At times, we hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans and in-school loans originated after 2020 is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or term SOFR rates and our cost of funds is primarily indexed to one-month or three-month term SOFR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Properties

The following table lists the principal facilities owned by us as of December 31, 2025:

Location	Function	Business Segment(s)	Approximate Square Feet
Muncie, IN	Processing Center		75,400

The following table lists the principal facilities leased by us as of December 31, 2025:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Originations	Consumer Lending; Other	79,000
Herndon, VA	Headquarters	Consumer Lending; Federal Education Loans; Other	43,000
Oakland, CA	Earnest — Loan Originations	Consumer Lending	5,200
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending	4,500

The building we own in Muncie, IN, which is not encumbered by a mortgage, is no longer utilized in our operations and is currently held for sale. Although we no longer maintain loan servicing and related infrastructure, we subleased a portion of the space in the Fishers, IN facility to MOHELA, our outsourced servicing provider.

We believe that our headquarters and facilities supporting loan originations are generally adequate to meet our long-term needs and business goals. Our headquarters is currently in leased space at 13865 Sunrise Valley Drive, Herndon, Virginia 20171.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2026, there were 95,089,668 shares of our common stock outstanding and 224 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2024 and 2025.

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended December 31, 2025.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
October 1 — October 31, 2025	.4	$12.59	.4	$21
November 1 — November 30, 2025	.2	12.16	.2	$119
December 1 — December 31, 2025	1.5	12.75	1.5	$100
Total fourth-quarter 2025	2.1	$12.67	2.1

(1)
In October 2025, our Board of Directors approved a new $100 million share repurchase program. The share repurchase program does not have an expiration date.
(2)
On September 16, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during third-quarter 2025 from September 17, 2025 to September 30, 2025. This plan terminated by its terms on November 28, 2025. On December 17, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2025 from December 18, 2025 to December 31, 2025. This plan terminates by its terms on January 31, 2026.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 600 Financials and the S&P Small Cap 600 Index. The graph assumes a base investment of $100 at December 31, 2020 and reinvestment of dividends through December 31, 2025.

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

Five Year Cumulative Total Stockholder Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/20
12/31/21
12/31/22
12/29/23
12/31/24
12/31/25
Navient Corporation
S&P Small Cap 600 Index
S&P 600 Financials

Company/Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Navient Corporation	$100.0	$224.0	$180.7	$212.3	$157.9	$162.0
S&P 600 Financials	$100.0	$126.7	$106.3	$123.2	$133.9	$141.9
S&P Small Cap 600 Index	$100.0	$127.3	$109.3	$114.9	$136.7	$149.2

Source: Bloomberg Total Return Analysis

Other Information

Director and Officer Trading Arrangements

During the quarter ended December 31, 2025, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act of 1934 adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as described in the table below:

Name (Title)	Adoption/ Termination Date	Type of Trading Arrangement	Duration of Trading Arrangement(1)	Aggregate Number of Shares to be Purchased or Sold
Steve Hauber (Executive Vice President & Chief Administrative Officer)	November 21, 2025	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	November 21, 2025 – December 31, 2026	Up to 50,000 shares

(1)
Trading arrangements may expire on an earlier date upon the completion of all trades under the applicable trading arrangement (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the applicable trading arrangement.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2026 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors; ” “Executive Officers;” “Other Matters — Delinquent Section 16(a) Reports" (if applicable); “Director Compensation – Insider Trading Policy," "Anti-Hedging and Pledging Policy” and “Policy on Rule 10b5-1 Trading Plans;” and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2026 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2026 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2025, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—
Net-Settled Options	—	—
Restricted Stock Units	1,048,077	—
Performance Stock Units	757,949	—
Total	1,806,026	—	—
Navient Corporation 2024 Omnibus Incentive Plan:
Traditional options	—	—
Net-Settled Options	—	—
Restricted Stock Units	1,161,560	—
Performance Stock Units	511,187	—
Total	1,672,747	—	8,141,102
Amended and Restated Navient Corporation Employee Stock Purchase Plan(2)	—	—	1,422,352
Total equity compensation plans approved by security holders	3,478,773	$—	9,563,454
Total equity compensation plans not approved by security holders	—	$—	—

(1)
Performance Stock Units (PSUs) granted in 2023 vest after a three-year performance period (2023-2025), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 59% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2025. These 2023 PSUs are shown above as outstanding on December 31, 2025, based on the final achieved amount (i.e., 59% of the target amount).
(2)
Number of shares available for issuance under the Amended and Restated Navient Corporation Employee Stock Purchase Plan (as amended from time to time, the ESPP) as of December 31, 2025. The ESPP was approved on April 8, 2014, by the company now known as SLM Corporation, our then sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015, to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2026 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2026 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3.2	Third Amended and Restated By-Laws of Navient Corporation adopted April 3, 2025 (incorporated by reference to Exhibit 3.1 to Navient Corporation’s Current Report on Form 8-K filed on April 4, 2025).

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

4.18

The Sixteenth Supplemental Indenture (including the Form of Note contained herein), dated as of May 19, 2025, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on May 19, 2025).

4.19

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

10.31

Amendment No. 1 to Nomination and Cooperation Agreement, dated December 14, 2023, by and among Sherborne Investors Management LP, Newbury Investors LLC, Edward J. Bramson and Navient Corporation (incorporated by reference to Exhibit 10.1 to Navient Corporation's Current Report on Form 8-K filed December 15, 2023).

10.32†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 24, 2024).

10.33

Master Terms Agreement, dated as of May 7, 2024, by and between Navient Solutions, LLC and Higher Education Loan Authority of the State of Missouri (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed May 13, 2024).

10.34†	Navient Corporation 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on May 28, 2024).

10.35†	2024 Strategic Transformation Incentive Plan (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed July 5, 2024).

10.36†

Letter Agreement, dated as of July 3, 2024, by and between Navient Corporation and David L. Yowan (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed July 5, 2024).

10.37

Amendment No. 2 to Nomination and Cooperation Agreement, dated December 20, 2024, by and among Sherborne Investors Management LP, Newbury Investors LLC, Sherborne Strategic Fund F, LLC, Edward J. Bramson and Navient Corporation (incorporated by reference to Exhibit 10.1 to Navient Corporation's Current Report on Form 8-K filed December 26, 2024).

10.38†

Form of Navient Corporation 2024 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.39†

Letter Agreement, dated as of July 7, 2025, by and between Navient Corporation and David L. Yowan (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed July 11, 2025).

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

Dated: February 26, 2026

NAVIENT CORPORATION

By:	/s/ DAVID YOWAN
David Yowan President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID YOWAN David Yowan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ STEVE HAUBER Steve Hauber	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026

/s/ EDWARD BRAMSON Edward Bramson	Chair of the Board of Directors	February 26, 2026

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 26, 2026

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 26, 2026

/s/ LARRY A. KLANE Larry A. Klane	Director	February 26, 2026

/s/ MICHAEL A. LAWSON Michael A. Lawson	Director	February 26, 2026

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 26, 2026

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

Baltimore, Maryland

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on private education loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses for private education loans was $364 million as of December 31, 2025, which included allowance for loan losses related to the private education legacy in-school loans (private legacy ALL). For the private legacy ALL, the expected credit losses are the product of a transition rate model determining the Company's estimates of probability of default and prepayment as well as loss given default on an undiscounted basis. The Company makes estimates regarding transition rates including prepayments and recoveries on defaults, including expected future recoveries on previously fully charged off loans (expected recoveries). The model used to project losses, utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans, including any prepayments and extension options within the control of the borrower. The private legacy ALL incorporates reasonable and supportable forecasts of various macro-economic variables, and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecasts incorporates an assumption that each macro-economic variable will revert to a long-term expectation. Qualitative adjustments are based on factors not reflected in the quantitative model.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the private legacy ALL estimate including controls over:

•
evaluation of the private legacy ALL methodology
•
continued use and appropriateness of changes made to the model
•
identification and determination of certain assumptions used in the model to estimate credit losses
•
development of certain qualitative adjustments
•
performance monitoring of the model
•
analysis of private legacy ALL results, trends, and ratios

We evaluated the Company's process to develop the private legacy ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry, knowledge, and experience who assisted in:

•
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
•
We also assessed the sufficiency of the audit evidence obtained related to the Company’s private legacy ALL estimate by evaluating the:
▪
cumulative results of the audit procedures
▪
qualitative aspects of the Company’s accounting practices
▪
potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Baltimore, Maryland

February 26, 2026

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Private Education Loans (net of allowance for losses of $364 and $441, respectively)	$15,451	$15,716
FFELP Loans (net of allowance for losses of $173 and $180, respectively)	28,141	30,852
Investments	166	143
Cash and cash equivalents	637	722
Restricted cash and cash equivalents	1,467	1,381
Goodwill and acquired intangible assets, net	434	437
Other assets	2,385	2,538
Total assets	$48,681	$51,789
Liabilities
Short-term borrowings	$5,073	$5,134
Long-term borrowings	40,633	43,184
Other liabilities	576	830
Total liabilities	46,282	49,148
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 467 million and 465 million shares issued, respectively	4	4
Additional paid-in capital	3,403	3,380
Accumulated other comprehensive income (net of tax expense of $1 and $1, respectively)	2	3
Retained earnings	4,552	4,697
Total Navient Corporation stockholders’ equity before treasury stock	7,961	8,084
Less: Common stock held in treasury at cost: 371 million and 362 million shares, respectively	(5,562)	(5,443)
Total equity	2,399	2,641
Total liabilities and equity	$48,681	$51,789

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2025	December 31, 2024
Private Education Loans	$14,133	$14,638
FFELP Loans	28,057	30,620
Restricted cash	1,466	1,364
Other assets, net	1,300	1,224
Short-term borrowings	4,389	4,532
Long-term borrowings	35,835	38,497
Net assets of consolidated variable interest entities	$4,732	$4,817

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Interest income:
Private Education Loans	$1,122	$1,259	$1,369
FFELP Loans	1,903	2,396	2,897
Cash and investments	83	154	153
Total interest income	3,108	3,809	4,419
Total interest expense	2,589	3,273	3,557
Net interest income	519	536	862
Less: provisions for loan losses	280	113	123
Net interest income after provisions for loan losses	239	423	739
Other income (loss):
Servicing revenue	51	54	64
Asset recovery and business processing revenue	23	271	321
Other income	47	30	21
Gain on sale of subsidiaries, net	—	191	—
Losses on debt repurchases	—	—	(8)
Gains (losses) on derivative and hedging activities, net	(30)	70	11
Total other income	91	616	409
Expenses:
Salaries and benefits	149	316	401
Other operating expenses	272	364	399
Total operating expenses	421	680	800
Goodwill and acquired intangible asset impairment and amortization expense	3	146	10
Restructuring/other reorganization expenses	17	39	25
Total expenses	441	865	835
Income (loss) before income tax expense (benefit)	(111)	174	313
Income tax expense (benefit)	(31)	43	85
Net income (loss)	$(80)	$131	$228
Basic earnings (loss) per common share	$(.81)	$1.20	$1.87
Average common shares outstanding	99	109	122
Diluted earnings (loss) per common share	$(.81)	$1.18	$1.85
Average common and common equivalent shares outstanding	99	111	123
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(80)	$131	$228
Net changes in cash flow hedges, net of tax(1)	(1)	(16)	(68)
Total comprehensive income (loss)	$(81)	$115	$160

(1)
See “Note 7 — Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	228	—	228
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68)	—	—	(68)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	160
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(78)	—	(78)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	2,627,458	—	2,627,458	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Common stock repurchased	—	(18,016,941)	(18,016,941)	—	—	—	—	(310)	(310)
Shares repurchased related to employee stock-based compensation plans	—	(1,315,644)	(1,315,644)	—	—	—	—	(24)	(24)
Other	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760
Comprehensive income (loss):
Net income	—	—	—	—	—	—	131	—	131
Other comprehensive income (loss), net of tax	—	—	—	—	—	(16)	—	—	(16)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	115
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(70)	—	(70)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,593,853	—	1,593,853	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	23	—	—	—	23
Common stock repurchased	—	(11,541,905)	(11,541,905)	—	—	—	—	(179)	(179)
Shares repurchased related to employee stock-based compensation plans	—	(530,702)	(530,702)	—	—	—	—	(8)	(8)
Other	—	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(80)	—	(80)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(81)
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(63)	—	(63)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,483,994	—	1,483,994	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Common stock repurchased	—	(8,488,248)	(8,488,248)	—	—	—	—	(111)	(111)
Shares repurchased related to employee stock-based compensation plans	—	(509,961)	(509,961)	—	—	—	—	(7)	(7)
Other	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2025	466,792,895	(371,281,553)	95,511,342	$4	$3,403	$2	$4,552	$(5,562)	$2,399

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(80)	$131	$228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on sale of subsidiaries, net	—	(191)	—
Losses on debt repurchases	—	—	8
Goodwill and acquired intangible asset impairment and amortization expense	3	146	10
Stock-based compensation expense	21	23	24
Mark-to-market (gains)/losses on derivative and hedging activities, net	124	25	147
Provisions for loan losses	280	113	123
(Increase) decrease in accrued interest receivable	76	348	(50)
Increase (decrease) in accrued interest payable	(3)	(31)	29
Decrease in other assets	58	91	52
Increase (decrease) in other liabilities	(38)	(196)	105
Total adjustments	521	328	448
Total net cash provided by operating activities	441	459	676
Investing activities
Education loans originated and acquired	(2,482)	(1,387)	(970)
Principal payments on education loans	5,182	9,500	8,322
Other investing activities, net	(13)	(6)	5
Disposal of subsidiaries, net of cash disposed of	25	359	—
Total net cash provided by investing activities	2,712	8,466	7,357
Financing activities
Borrowings collateralized by loans in trust - issued	2,162	1,106	1,357
Borrowings collateralized by loans in trust - repaid	(5,345)	(9,770)	(9,753)
Asset-backed commercial paper conduits, net	176	(116)	8
Long-term unsecured notes issued	495	—	989
Long-term unsecured notes repaid	(554)	(507)	(2,159)
Other financing activities, net	88	(79)	(101)
Common stock repurchased	(111)	(179)	(310)
Common dividends paid	(63)	(70)	(78)
Total net cash used in financing activities	(3,152)	(9,615)	(10,047)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1	(690)	(2,014)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,103	2,793	4,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,104	$2,103	$2,793
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest	$2,563	$3,238	$3,431
Income taxes paid	$26	$38	$57
Income taxes received	$(7)	$(3)	$(5)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$637	$722	$839
Restricted cash and restricted cash equivalents	1,467	1,381	1,954
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,104	$2,103	$2,793

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Navient’s Business

Navient creates long-term value for customers and investors with responsible lending, flexible refinancing, trusted servicing oversight, and decades of education finance and portfolio management expertise. Through our Earnest brand's business, we help customers confidently achieve financial success through digital financial services. Our employees thrive in a culture of belonging, where they are supported and proud to deliver meaningful outcomes.

Navient’s business consists of:

•
Consumer Lending

We own and manage a portfolio of $15.5 billion of Private Education Loans. Through our Earnest brand we help students and families succeed with education lending and digital financial services, originating Earnest branded in-school student loans and refinancing products. In 2025, we originated $2.5 billion of Private Education Loans, a 77% increase from $1.4 billion a year ago.

•
Federal Education Loans

We own and manage a portfolio of $28.1 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2025 that we consolidate, we are the primary beneficiary as we are the master servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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

Loans

Loans, consisting of federally insured education loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss. Any loans we have not classified as held-for-investment are classified as held-for-sale and carried at the lower of their carrying amount or fair value less costs to sell. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, any allowance for loan losses that existed immediately prior to the reclassification to held-for-sale is reversed through provision.

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

We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation. The models used to project losses utilize key credit quality indicators of the loan portfolio and predict how those attributes are expected to perform in connection with the forecasted economic conditions. These losses are calculated on an undiscounted basis. For Private Education Loans, we utilize a transition rate model that estimates the probability of prepayment and default and apply the loss given default. For FFELP Loans, we use historical transition rates to determine prepayments and defaults. The forecasted economic conditions used in our modeling of expected losses are provided by a third party. The primary economic metrics we generally use in the economic forecast are unemployment, GDP, interest rates, consumer loan delinquency rates and consumer income. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios. We project losses at the loan level and make estimates regarding prepayments and recoveries on defaults. Charge-offs include the discount or premium related to such defaulted loan.

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

Subsidiaries Held for Sale

Held for sale classification is required if assets within a disposal group, including our subsidiaries, meet certain criteria that include management committing to a plan to sell the disposal group, initiating the activities necessary to identify a buyer to finalize the plan and completing a transaction that qualifies for recognition as a sale within one year of establishing the plan. The disposal group must be available for immediate sale and actively marketed at a reasonable sales price reflecting its current condition and thus, its value. Additionally, it must be unlikely that management will make significant changes to or withdraw the plan. If all of these criteria are met, the assets within a disposal group, including our subsidiaries, would be deemed held for sale and their basis would be recorded at the lower of its carrying amount or fair value less cost to sell.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

During the fourth quarter of 2024, Navient met all of these criteria with respect to its government services line of business resulting in held for sale classification of these subsidiaries. Also in the fourth quarter of 2024, Navient entered into an agreement to sell its government services businesses to a willing buyer. The net basis of these subsidiaries was written down to their estimated sales price or fair value less cost to sell, which was equal to the estimated net sales price resulting in a $28 million loss, which is presented in the "Gain on sale of subsidiaries, net" line in the statement of income. A balance sheet reserve was established to offset the basis of the assets held for sale in an amount equal to the estimated loss, which amount is included in Other Liabilities in the balance sheet. In February 2025, Navient completed the sale of its equity interests in its government services businesses for net consideration of $44 million, which constitutes the remainder of the Business Processing segment.

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales, our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust (VIE) and are required to consolidate such trust. If we are the primary beneficiary, then no gain or loss is recognized. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation when we are the primary beneficiary of these trusts.

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•
Owning equity certificates or other certificates of certain trusts and, in certain cases, securities retained for the purpose of complying with risk retention requirements under securities laws.
•
Lending to certain trusts, under a revolving credit, amounts necessary to cover temporary cash flow needs of the trust. These amounts are repaid to us on a subordinated basis with interest at a market rate.
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

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options in various trusts to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10% of the original amount, to purchase education loans up to 10% of the trust’s initial balance, or to call rate reset notes. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps).

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2025, we had $6 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes premiums from loan purchases and capitalized direct origination costs) and discounts. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments (i.e., the effective interest rate method). We amortize premium and discount on education loans using a Constant Prepayment Rate (CPR) which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan refinancing and consolidations and other early payoff activity. We regularly evaluate the assumptions used to estimate the prepayment speeds. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale.

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

Asset Recovery and Business Processing Revenue

The businesses that had asset recovery and business processing revenue were sold in 2024 and 2025. We accounted for that revenue (herein referred to as revenue from contracts with customers) in accordance with ASC 606, “Revenue from Contracts with Customers.” All Business Processing segment revenue was accounted for under ASC 606. Revenue that was earned by our Business Processing segment was derived from government services, which included receivables management services and account processing solutions, and healthcare services, which included revenue cycle management services.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Most of our revenue from contracts with customers was derived from long-term contracts, the duration of which was expected to span more than one year. These contracts were billable monthly, as services were rendered, based on a percentage of the balance collected or the transaction processed, a flat fee per transaction or a stated rate per the service performed. In accordance with ASC 606, the unit of account is a contractual performance obligation, a promise to provide a distinct good or service to a customer. The transaction price is allocated to each distinct performance obligation when or as the good or service is transferred to the customer and the obligation is satisfied.

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

Substantially all our revenue was variable revenue which was recognized over time as our customers received and consumed the benefit of our services in an amount consistent with monthly billings. Accordingly, we do not disclose variable consideration associated with the remaining performance obligation as we have recognized revenue in the amount we have the right to invoice for services performed. Our fees correspond to the value the customer has realized from our performance of each increment of the service (for example, an individual transaction processed or collection of a past due balance).

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

During 2025, 2024 and 2023, the Company incurred $17 million, $39 million and $25 million, respectively, of restructuring/other reorganization expenses. In 2025 and 2024, these expenses related primarily to severance costs in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility. Expense in 2023 related primarily to severance costs incurred in connection with the CEO transition as well as a facility lease termination and impairment of a facility held for sale in conjunction with the implementation of certain efficiency initiatives.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA) was enacted and intended to incentivize investment in clean or renewable energy. With the passage of the IRA, certain renewable energy tax credits can now be transferred (sold) by those generating eligible credits to any qualified buyer seeking to purchase tax credits at a discount. We account for purchases of these nonrefundable, transferable credits under ASC 740 and present the purchased credit as an adjustment to income taxes payable when we use it to offset prior year and current year federal income tax liabilities. The difference between the purchase price and the ASC 740 measurement of the purchased credit is recognized in the provision for income tax expense in the period used. Direct costs to acquire the credits are treated separately from the purchase of the credits and are expensed as incurred. In the third quarter of 2025, we purchased $25 million of transferable credits at a discount of $2 million. The $25 million credit was used to reduce income tax liabilities from prior tax years and the benefit of $2 million was recorded as a reduction in the current year provision for income tax expense. The $23 million purchase, net of discount, was included in the current year disclosure of cash income taxes paid.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (EPS) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10 — Earnings (Loss) per Common Share” for further discussion.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2024 and 2023, to be consistent with classifications adopted for 2025, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes – Improvements to Income Tax Disclosures,” which requires companies to disclose additional information in specified categories regarding reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The ASU also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This guidance is effective for the current fiscal year and has been implemented prospectively.

Income Statement Expense Disaggregation

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This update requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant expense caption presented on the income statement within continuing operations that represent functional or natural expense classifications. This guidance will become effective beginning after December 15, 2026, for annual reporting periods, and for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company continues to assess the impact of the income statement disclosure requirements.

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software – Targeted Improvements to the Accounting for Internal-Use Software.” This update considers different methods of software development and clarifies and expands the requirements for capitalization of software costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company continues to assess the impact to our accounting policies and financial statements.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting – Narrow Scope Improvements,” which clarifies interim disclosure requirements and the applicability of Topic 270 (Interim Reporting). This guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company continues to assess the impact of the interim reporting disclosure requirements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Education Loans

Education loans consist of Private Education Loans and FFELP Loans.

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

There are two principal categories of FFELP Loans: Stafford and Consolidation Loans. Generally, Stafford Loans have repayment periods of between 5 and 10 years. Consolidation Loans have repayment periods of 12 to 30 years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance periods. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (SAP) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Education Loans (Continued)

As of December 31, 2025, the balance of in-school loans that had been originated since 2020 was $1.0 billion. These in-school Private Education Loans are generally fixed rate. In early 2020, Navient entered into a loan purchase agreement with a third party whereby Navient provides marketing services to the third party for the purpose of originating in-school loans. Navient purchases a participation interest in each loan immediately after disbursement, thereby carrying the loans on-balance sheet before holding legal title to the loan. Once the loan is fully disbursed, Navient purchases the remaining interest in the loan from the third party and full legal title to the loan is transferred to Navient. The difference between the marketing fee paid to Navient by the third party and the premium paid to the third party by Navient for the loans, is deferred and amortized through loan income over the life of the loans.

The estimated weighted average life of education loans in our portfolio was approximately 7 years and 7 years at December 31, 2025 and 2024, respectively. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2025		Year Ended December 31, 2025
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
Private Education Loans, net	$15,451	35%	$15,987	7.02%
FFELP Loans, net	28,141	65	29,945	6.35
Total education loans, net	$43,592	100%	$45,932	6.58%

	December 31, 2024		Year Ended December 31, 2024
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
Private Education Loans, net	$15,716	34%	$16,809	7.49%
FFELP Loans, net	30,852	66	33,946	7.06
Total education loans, net	$46,568	100%	$50,755	7.20%

As of December 31, 2025 and 2024, 88% and 86%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses

Allowance for Loan Losses Rollforward

	Year Ended December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance	$441	$180	$621
Total provision	249	31	280
Charge-offs:
Gross charge-offs	(388)	(38)	(426)
Expected future recoveries on current period gross charge-offs	53	—	53
Net charge-offs(1)	(335)	(38)	(373)
Decrease in expected future recoveries on previously fully charged-off loans(2)	9	—	9
Allowance at end of period	$364	$173	$537
Net charge-offs as a percentage of average loans in repayment	2.18%	.15%
Ending total loans	$15,815	$28,314
Average loans in repayment	$15,343	$24,777
Ending loans in repayment	$15,184	$23,572

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

Year Ended December 31,
(Dollars in millions)	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$179
Expected future recoveries of current period defaults	53
Recoveries (cash collected)	(41)
Charge-offs (as a result of lower recovery expectations)	(21)
End of period expected future recoveries on previously fully charged-off loans	$170
Change in balance during period	$(9)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Year Ended December 31, 2024
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance	$617	$215	$832
Total provision	112	1	113
Charge-offs:
Gross charge-offs	(378)	(36)	(414)
Expected future recoveries on current period gross charge-offs	43	—	43
Net charge-offs(1)(2)	(335)	(36)	(371)
Decrease in expected future recoveries on previously fully charged-off loans(3)	47	—	47
Allowance at end of period	$441	$180	$621
Net charge-offs as a percentage of average loans in repayment	2.08%	.13%
Ending total loans	$16,157	$31,032
Average loans in repayment	$16,078	$27,190
Ending loans in repayment	$15,363	$25,405

(1)
$28 million of 2024 Private Education Loan net charge-offs is in connection with the resolution of certain private legacy loans in bankruptcy. This was previously reserved for in 2023.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Year Ended December 31, 2023
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance	$800	$222	$1,022
Total provision	67	56	123
Charge-offs:
Gross charge-offs	(345)	(63)	(408)
Expected future recoveries on current period gross charge-offs	47	—	47
Net charge-offs(1)	(298)	(63)	(361)
Decrease in expected future recoveries on previously fully charged-off loans(2)	48	—	48
Allowance at end of period	$617	$215	$832
Net charge-offs as a percentage of average loans in repayment	1.68%	.19%
Ending total loans	$17,519	$38,140
Average loans in repayment	$17,749	$33,047
Ending loans in repayment	$16,796	$30,436

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off
(2)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

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

	Private Education Loan Credit Quality Indicators by Origination Year
	December 31, 2025
(Dollars in millions)	2025	2024	2023	2022	2021	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$2,146	$1,009	$546	$1,048	$2,724	$6,431	$13,904	88%
Below 640	30	53	50	104	161	1,513	1,911	12
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
Loan Status:
In-school/grace/ deferment/forbearance	$89	$94	$50	$50	$69	$279	$631	4%
Current/90 days or less delinquent	2,083	962	537	1,085	2,790	7,293	14,750	93
Greater than 90 days delinquent	4	6	9	17	26	372	434	3
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
Seasoning(1):
1-12 payments	$2,103	$213	$22	$16	$7	$25	$2,386	15%
13-24 payments	—	772	129	27	27	30	985	6
25-36 payments	—	—	406	139	62	67	674	4
37-48 payments	—	—	—	939	667	113	1,719	11
More than 48 payments	—	—	—	—	2,089	7,567	9,656	61
Loans in-school/ grace/deferment	73	77	39	31	33	142	395	3
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
Certain Loan Modifications(2):
Modified	$1	$22	$39	$111	$222	$4,810	$5,205	33%
Non-Modified	2,175	1,040	557	1,041	2,663	3,134	10,610	67
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
Cosigners:
With cosigner(3)	$413	$315	$198	$122	$63	$3,872	$4,983	32%
Without cosigner	1,763	747	398	1,030	2,822	4,072	10,832	68
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
School Type:
Not-for-profit	$2,056	$1,003	$563	$1,090	$2,714	$6,904	$14,330	91%
For-profit	120	59	33	62	171	1,040	1,485	9
Total	$2,176	$1,062	$596	$1,152	$2,885	$7,944	$15,815	100%
Allowance for loan losses							(364)
Total loans, net							$15,451

Charge-Offs	$(1)	$(6)	$(7)	$(14)	$(26)	$(281)	$(335)

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition subsequent to January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 67% for total loans at December 31, 2025.

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
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition subsequent to January 1, 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 66% for total loans at December 31, 2024.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	December 31, 2025		December 31, 2024
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$395		$372
Loans in forbearance(2)	236		422
Loans in repayment and percentage of each status:
Loans current	14,230	93.7%	14,419	93.9%
Loans delinquent 31-60 days(3)	326	2.1	319	2.1
Loans delinquent 61-90 days(3)	194	1.3	206	1.3
Loans delinquent greater than 90 days(3)	434	2.9	419	2.7
Total loans in repayment	15,184	100%	15,363	100%
Total loans	15,815		16,157
Allowance for losses	(364)		(441)
Loans, net	$15,451		$15,716
Percentage of loans in repayment		96.0%		95.1%
Delinquencies as a percentage of loans in repayment		6.3%		6.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		2.7%

(1)
Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.
(2)
Loans for customers who have requested an extension of the grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
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

	FFELP Loan Delinquencies
	December 31, 2025		December 31, 2024
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,210		$1,262
Loans in forbearance(2)	3,532		4,365
Loans in repayment and percentage of each status:
Loans current	19,441	82.4%	20,675	81.4%
Loans delinquent 31-60 days(3)	1,075	4.6	1,479	5.8
Loans delinquent 61-90 days(3)	706	3.0	1,043	4.1
Loans delinquent greater than 90 days(3)	2,350	10.0	2,208	8.7
Total FFELP Loans in repayment	23,572	100%	25,405	100%
Total FFELP Loans	28,314		31,032
FFELP Loan allowance for losses	(173)		(180)
FFELP Loans, net	$28,141		$30,852
Percentage of FFELP Loans in repayment		83.3%		81.9%
Delinquencies as a percentage of FFELP Loans in repayment		17.5%		18.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.0%		14.7%

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
(2)
Loans for customers who have used their allowable deferment time or do not qualify for deferment, who need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief consistent with established loan program servicing policies and procedures.
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	December 31, 2025	December 31, 2024	Change
Stafford Loans	$9,290	$9,966	$(676)
Consolidation Loans	16,151	17,956	(1,805)
Rehab Loans	2,873	3,110	(237)
Total loans, gross	$28,314	$31,032	$(2,718)

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

The following tables show the amortized cost basis as of December 31, 2025, 2024 and 2023 of the loans to borrowers experiencing financial difficulty that were modified during the respective periods.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2025
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,727	10.9%	$847	5.4%	$106	.7%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2024
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,686	10.4%	$885	5.5%	$124	.8%

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,668	9.5%	$923	5.3%	$138	.8%

(1)
As of December 31, 2025, 2024 and 2023, there was $1 billion, $1 billion and $1.2 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

For those loans modified in 2025, 2024 and 2023, the following tables show the impact of such modifications.

Year Ended December 31, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.2% to 5.3%	Added an average 6 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.7% to 5.2%.

Year Ended December 31, 2024
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.0% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.6% to 5.4%.

Year Ended December 31, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.2% to 5.3%	Added an average 7 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.2%.

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

(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Modified loans (amortized cost) (1)	$734	$569	$272
Payment default (par)	$751	$582	$278
Charge-offs (par)	$71	$15	$15

(1)
For the twelve months ended December 31, 2025, 2024 and 2023, the modified loans include $568 million, $429 million and $175 million, respectively, of Interest Rate Reduction, $26 million, $30 million and $14 million, respectively, of Combination Rate Reduction and Term Extension, and $140 million, $110 million and $83 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to December 31, 2025, the 12 months prior to December 31, 2024 and the 12 months prior to December 31, 2023.

(Dollars in millions)	Payment Status (Amortized Cost)
	Twelve Months Ended
Loan Status	December 31, 2025	December 31, 2024	December 31, 2023
Loans in School/Deferment	$24	$21	$22
Loans in Forbearance	73	162	93
Loans current	2,056	2,037	2,199
Loans delinquent 31 - 60 days	191	172	160
Loans delinquent 61 - 90 days	125	117	96
Loans delinquent greater than 90 days	211	186	159
Total Modified Loans	$2,680	$2,695	$2,729

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

With respect to the Government Services reporting unit, in September 2024, we were informed a contract that represented a significant portion of Government Services income would not be renewed in 2025. In addition, a Federal program, which was a significant part of a Government Services contract, remained unfunded during the third quarter of 2025. At that time, there was significant uncertainty as to when or if Congress would fund this program, which would have resulted in resumption of services provided by Government Services under this contract. These events in September 2024 resulted in a significant decline in the estimated fair value of the reporting unit. Based on active discussions with potential buyers of the Government Services business at the time and their indication of a potential purchase price, Navient concluded that Government Services’ $138 million of goodwill and acquired intangible assets were fully impaired.

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

The $23 million of revenue in the Business Processing segment in 2025 was related to government services, of which $4 million, $8 million and $11 million related to federal government, state and local government, and tolling authorities clients, respectively.

The $271 million of revenue in the Business Processing segment in 2024 included $88 million related to healthcare services and $183 million related to government services of which $41 million, $73 million and $69 million related to federal government, state and local government, and tolling authorities clients, respectively.

The $321 million of revenue in the Business Processing segment in 2023 included $121 million related to healthcare services and $200 million related to government services of which $62 million, $68 million and $70 million related to federal government, state and local government, and tolling authorities clients, respectively.

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

	As of December 31,
(Dollars in millions)	2025	2024
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	$106	$106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Federal Education Loans reportable segment:
FFELP Loans	227	227
Federal Education Loan Servicing	5	5
Total	232	232
Total goodwill	$428	$428

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations and Divestitures, Goodwill and Acquired Intangible Assets (Continued)

Interim Goodwill Impairment Testing

Based on the current performance of and economic environment impacting the reporting units with goodwill, we determined that no triggering events occurred during 2025. Accordingly, an interim impairment test was not warranted to test goodwill associated with reporting units with goodwill at March 31, June 30 and September 30, 2025.

Annual Impairment Testing

We performed annual goodwill impairment testing as of October 1, 2025. In accordance with our policy to perform a quantitative test for all reporting units with goodwill every three years in conjunction with annual impairment testing, we elected to retain a third-party appraisal firm to assist in the valuations required to perform a quantitative impairment test for our Private Education Legacy In-School Loans, Private Education Refinance Loans, Private Education Recent In-School Loans, FFELP Loans, and Federal Education Loan Servicing reporting units as of October 1, 2025. Utilizing an income approach, no goodwill was deemed impaired in conjunction with these reporting units as a result of the quantitative impairment test as the fair values of the reporting units were greater than their respective carry values. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate consistent with what we believe a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind-down period, and no residual value is ascribed.

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk-free rate, a market rate of return, a measure of volatility (Beta), a capital markets risk premium and a company-specific risk premium for each reporting unit, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser, including the factors incorporated in developing the discount rates for each reporting unit.

Although the timing of impairment remains uncertain for the FFELP Loans reporting unit, goodwill will be impaired at some point in the future due to the runoff nature of the portfolio. FFELP Loans goodwill was not deemed impaired as a result of the quantitative impairment test as the fair value of the reporting unit was greater than the reporting unit’s carry value. However, our current projections of future cash flows could result in partial impairment of FFELP goodwill in the next couple of years. The potential timing of impairment could be accelerated if prepayment rates are higher than anticipated or if there is significant change in economic and other factors impacting the discount rate used to determine the fair value of the projected cashflows and thus the reporting unit. Since our estimate of future portfolio cash flows may change, the estimated timing of partial future impairment may also change.

To derive the cash flows underlying the income approach for each reporting unit, we considered the regulatory and legislative environment, the economic environment, our 2025 earnings, and our 2026 expected earnings as of October 1, 2025. We also considered our market capitalization in relation to our book equity and concluded that no goodwill associated with our reporting units was impaired as of October 1, 2025. Although our market capitalization was less than our book equity at October 1, 2025, we have concluded that our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis.

We considered events subsequent to October 1, 2025, including the decrease in share price which occurred subsequent to December 31, 2025, noting no event which negatively impacted the fair values of our reporting units with goodwill through December 31, 2025. We will continue to monitor our market capitalization to determine if a triggering event occurs in 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations and Divestitures, Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2025			As of December 31, 2024
(Dollars in millions)	Cost Basis	Accumulated Impairment and Amortization(3)(4)	Net	Cost Basis	Accumulated Impairment and Amortization(3)(4)	Net
Customer, services and lending relationships(1)	$139	$(139)	$—	$139	$(139)	$—
Software and technology(1)(2)	93	(90)	3	93	(88)	5
Trade names and trademarks(1)(2)	13	(10)	3	13	(9)	4
Total acquired intangible assets	$245	$(239)	$6	$245	$(236)	$9

(1)
The Company’s sale of our healthcare services business in September 2024 resulted in the removal of $6 million in customer relationship, developed technology, and trade name assets.
(2)
During September 2024, $1 million of government services developed technology and trade name assets were impaired as a result of certain events that took place in mid-September 2024 related to a contract termination.
(3)
Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.
(4)
We recorded amortization of acquired intangible assets of $3 million, $8 million and $10 million in 2025, 2024 and 2023, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $4 million, $2 million and $0.3 million in 2026, 2027 and 2028, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, and unsecured notes issued by us.

The following table summarizes our borrowings.

	December 31, 2025					December 31, 2024
(Dollars in millions)	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total
Unsecured borrowings:
Senior unsecured debt	$525	6.71%	$4,782	6.73%	$5,307	$553	6.64%	$4,806	6.61%	$5,359
Total unsecured borrowings	525	6.71	4,782	6.73	5,307	553	6.64	4,806	6.61	5,359
Secured borrowings:
Private Education Loan securitizations(1)	469	6.98	10,250	3.66	10,719	631	7.76	10,338	3.50	10,969
FFELP Loan securitizations(2)(3)(4)	109	6.78	25,302	4.77	25,411	41	6.01	28,268	5.53	28,309
Private Education Loan ABCP facilities(5)	1,942	5.09	—	—	1,942	2,274	5.93	—	—	2,274
FFELP Loan ABCP facilities(5)	1,869	4.89	299	4.73	2,168	1,586	5.62	74	5.46	1,660
Other(6)	160	4.32	39	5.50	199	54	4.81	40	5.50	94
Total secured borrowings	4,549	5.21	35,890	4.45	40,439	4,586	6.06	38,720	4.99	43,306
Total before hedge accounting adjustments(7)	5,074	5.37	40,672	4.72	45,746	5,139	6.12	43,526	5.17	48,665
Hedge accounting adjustments	(1)	—	(39)	—	(40)	(5)	.01	(342)	.04	(347)
Total	$5,073	5.37%	$40,633	4.73%	$45,706	$5,134	6.13%	$43,184	5.21%	$48,318

(1)
Includes $469 million and $631 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2025 and 2024, respectively.
(2)
Includes $109 million and $41 million of short-term debt and $0 million and $87 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2025 and 2024, respectively.
(3)
Includes $1.2 billion and $1.3 billion of non-U.S. dollar-denominated debt as of December 31, 2025 and 2024, respectively, which has been hedged with swaps converting to U.S. dollars.
(4)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.1 billion as of December 31, 2025 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2027 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(5)
ABCP facilities include $2.4 billion and $1.3 billion of gross issuances in the years ended December 31, 2025 and 2024, respectively, and $2.3 billion and $1.4 billion of gross paydowns in the years ended December 31, 2025 and 2024, respectively.
(6)
“Other” primarily includes repurchase obligations and cash collateral held related to derivative exposures.
(7)
Includes $26.4 billion and $30.0 billion of long-term floating rate debt as of December 31, 2025 and 2024, respectively, and $14.2 billion and $14.0 billion of long-term fixed rate debt as of December 31, 2025 and 2024, respectively.
(8)
Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

As of December 31, 2025, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total
Year of Maturity
2026	$—	$3,722	$3,722
2027	699	3,695	4,394
2028	514	3,224	3,738
2029	947	3,389	4,336
2030	526	3,138	3,664
2031-2050	2,096	18,722	20,818
Total before hedge accounting adjustments	4,782	35,890	40,672
Hedge accounting adjustments	(23)	(16)	(39)
Total	$4,759	$35,874	$40,633

(1)
We view our securitization trust debt as long-term based on the contractual maturity dates. However, we have projected the expected principal paydowns based on our current estimates regarding loan prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2025 and 2024, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$469	$10,250	$10,719	$11,960	$364	$127	$12,451
FFELP Loan securitizations	109	25,302	25,411	25,942	950	1,096	27,988
Private Education Loan ABCP facilities	1,942	—	1,942	2,173	68	44	2,285
FFELP Loan ABCP facilities	1,869	299	2,168	2,115	84	108	2,307
Total before hedge accounting adjustments	4,389	35,851	40,240	42,190	1,466	1,375	45,031
Hedge accounting adjustments	—	(16)	(16)	—	—	(75)	(75)
Total	$4,389	$35,835	$40,224	$42,190	$1,466	$1,300	$44,956

	December 31, 2024
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$631	$10,338	$10,969	$12,054	$335	$113	$12,502
FFELP Loan securitizations	41	28,268	28,309	28,983	901	1,211	31,095
Private Education Loan ABCP facilities	2,274	—	2,274	2,584	75	66	2,725
FFELP Loan ABCP facilities	1,586	74	1,660	1,637	53	78	1,768
Total before hedge accounting adjustments	4,532	38,680	43,212	45,258	1,364	1,468	48,090
Hedge accounting adjustments	—	(183)	(183)	—	—	(244)	(244)
Total	$4,532	$38,497	$43,029	$45,258	$1,364	$1,224	$47,846

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

Secured Facilities and Unsecured Debt

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2026 to October 2026. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2025, there was approximately $1.9 billion outstanding under these facilities, with approximately $2.3 billion of assets securing these facilities. As of December 31, 2025, the maximum unused capacity under these facilities was $1.7 billion and we had $1.3 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2025, there was approximately $0.5 billion outstanding under these facilities.

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2026 to April 2027. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2025, there was approximately $2.2 billion outstanding under these facilities, with approximately $2.3 billion of assets securing these facilities. As of December 31, 2025, the maximum unused capacity under these facilities was $193 million and we had $83 million of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued FFELP Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2025, there was approximately $0.1 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $500 million, $0 and $1.0 billion of unsecured debt in 2025, 2024 and 2023, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Debt principal repurchased	$—	$—	$850
Losses on debt repurchases	$—	$—	$(8)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily interest rate swaps, are economically effective; however, those transactions do not qualify for hedge accounting under GAAP and thus may adversely impact earnings.

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (ISDA) Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the "net" mark to market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2025 and 2024, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $4 million and $9 million, respectively.

Our on-balance sheet securitization trusts have $1.2 billion of Euro denominated bonds outstanding as of December 31, 2025. To convert these non-US dollar denominated bonds into US dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2025 and 2024, the net positive exposure on swaps in securitization trusts was $3 million and $0, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$39	$25	$—	$—	$39	$25
Cross-currency interest rate swaps		—	—	3	—	—	—	3	—
Total derivative assets(2)		—	—	42	25	—	—	42	25
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(79)	(244)	—	—	(79)	(244)
Total derivative liabilities(2)		—	—	(79)	(244)	—	—	(79)	(244)
Net total derivatives		$—	$—	$(37)	$(219)	$—	$—	$(37)	$(219)

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
(2)
The following table shows derivative positions net of collateral:

	Other Assets		Other Liabilities
(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivative values (as carried on balance sheet)	$42	$25	$(79)	$(244)
Cash collateral (held) pledged	(44)	(26)	40	30
Net position	$(2)	$(1)	$(39)	$(214)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2025		As of December 31, 2024
(Dollars in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$499	$(1)	$495	$(5)
Long-term borrowings	$4,675	$(42)	$4,517	$(345)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Notional Values:
Interest rate swaps	$1.3	$.1	$4.1	$4.1	$.7	$2.2	$6.1	$6.4
Cross-currency interest rate swaps	—	—	1.2	1.3	—	—	1.2	1.3
Total derivatives	$1.3	$.1	$5.3	$5.4	$.7	$2.2	$7.3	$7.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$131	$—	$104
Gains (losses) recognized in net income on hedged items	(140)	(3)	(128)
Net fair value hedge ineffectiveness gains (losses)	(9)	(3)	(24)
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	168	(55)	64
Gains (losses) recognized in net income on hedged items	(166)	63	(86)
Net fair value hedge ineffectiveness gains (losses)	2	8	(22)
Total fair value hedges(1)(2)	(7)	5	(46)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading:
Interest rate swaps	(30)	70	11
Total trading derivatives(3)	(30)	70	11
Mark-to-market gains (losses) recognized	$(37)	$75	$(35)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Total gains (losses) on cash flow hedges	$—	$5	$16
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(1)	(21)	(84)
Net changes in cash flow hedges, net of tax	$(1)	$(16)	$(68)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2025	December 31, 2024
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$44	$26
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$44	$26
Derivative asset at fair value including accrued interest	$51	$33
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$40	$30
Total collateral pledged	$40	$30
Derivative liability at fair value including accrued interest and premium receivable	$84	$250

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2025	December 31, 2024
Accrued interest receivable	$1,658	$1,733
Benefit and insurance-related investments	458	459
Income tax asset, net	150	120
Derivatives at fair value	42	25
Fixed assets	23	52
Accounts receivable	12	49
Other	42	100
Total	$2,385	$2,538

9. Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2025, 96 million shares were issued and outstanding and 13 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

Dividend and Share Repurchase Program

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2025	2024	2023
Common stock repurchased(1)	8.5	11.5	18.0
Common stock repurchased (in dollars)(1)	$111	$179	$310
Average purchase price per share(1)	$13.08	$15.51	$17.21
Remaining common stock repurchase authority(1)	$100	$111	$290
Shares repurchased related to employee stock- based compensation plans(2)	.5	.5	1.3
Average purchase price per share(2)	$13.67	$15.83	$18.44
Common shares issued(3)	1.5	1.6	2.6
Dividends paid	$63	$70	$78
Dividends per share	$.64	$.64	$.64

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $1 billion share repurchase program in 2021 and subsequently authorized an additional $100 million share repurchase program in October 2025.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2025 was $13.00.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Numerator:
Net income (loss)	$(80)	$131	$228
Denominator:
Weighted average shares used to compute basic EPS	99	109	122
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	—	2	1
Dilutive potential common shares(2)	—	2	1
Weighted average shares used to compute diluted EPS	99	111	123
Basic earnings (loss) per common share	$(.81)	$1.20	$1.87
Diluted earnings (loss) per common share	$(.81)	$1.18	$1.85

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the years ended December 31, 2025, 2024 and 2023, there were 2 million, 0 and 0 shares outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

Education Loans

Our Private Education Loans and FFELP Loans are accounted for at cost or at the lower of its carrying amount or fair value less cost to sell if the loan is held-for-sale. Fair values are determined by modeling loan cash flows using stated terms of the assets using mostly internally developed assumptions that are validated against market transactions when available.

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

FFELP Loans

The significant assumptions used to determine fair value of our FFELP Loans are prepayment speeds, default rates, cost of funds, discount rate and capital levels. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable in active markets. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

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

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2025 and 2024, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2025				December 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$39	$—	$39	$—	$25	$—	$25
Cross-currency interest rate swaps	—	—	3	3	—	—	—	—
Total derivative assets	—	39	3	42	—	25	—	25
Total	$—	$39	$3	$42	$—	$25	$—	$25
Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(79)	(79)	—	—	(244)	(244)
Total derivative liabilities	—	—	(79)	(79)	—	—	(244)	(244)
Total	$—	$—	$(79)	$(79)	$—	$—	$(244)	$(244)

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

	Year Ended December 31, 2025
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(244)	$—	$(244)
Total gains/(losses):
Included in earnings(1)	—	134	—	134
Included in other comprehensive income	—	—	—	—
Settlements	—	34	—	34
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$—	$(76)	$—	$(76)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$168	$—	$168

	Year Ended December 31, 2024
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(1)	$(189)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	(93)	—	(93)
Included in other comprehensive income	—	—	—	—
Settlements	—	38	—	38
Transfers in and/or out of level 3	1	—	—	1
Balance, end of period	$—	$(244)	$—	$(244)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(55)	$—	$(55)

	Year Ended December 31, 2023
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	1	17	—	18
Included in other comprehensive income	—	—	—	—
Settlements	—	47	—	47
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(1)	$(189)	$—	$(190)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$64	$—	$65

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
Gains (losses) on derivative and hedging activities, net	$—	$—	$1
Interest expense	134	(93)	17
Total	$134	$(93)	$18

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

(Dollars in millions)	Fair Value at December 31, 2025	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(76)	Discounted cash flow	Constant Prepayment Rate	5%
Total	$(76)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2025			December 31, 2024
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Private Education Loans	$15,051	$15,451	$(400)	$15,367	$15,716	$(349)
FFELP Loans	28,096	28,141	(45)	30,766	30,852	(86)
Cash and investments	2,270	2,270	—	2,246	2,246	—
Total earning assets	45,417	45,862	(445)	48,379	48,814	(435)
Interest-bearing liabilities
Short-term borrowings	5,084	5,073	(11)	5,144	5,134	(10)
Long-term borrowings	40,120	40,633	513	42,361	43,184	823
Total interest-bearing liabilities	45,204	45,706	502	47,505	48,318	813
Derivative financial instruments
Interest rate swaps	39	39	—	25	25	—
Cross-currency interest rate swaps	(76)	(76)	—	(244)	(244)	—
Excess of net asset fair value over carrying value			$57			$378

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

The Company evaluates its outstanding legal and regulatory matters each reporting period and makes adjustments to the accrued liabilities for such matters, upward or downward, as appropriate, based on the relevant facts and circumstances. The Company's accrued liabilities and estimated range of possible losses pertaining to certain matters can involve significant judgment given factors such as: the varying stages of the proceedings; the existence of numerous yet to be resolved issues; the breadth of the claims (often spanning multiple years and wide ranges of business activities); unspecified damages, civil money penalties or fines and/or the novelty of the legal issues presented; and the attendant uncertainty of the various potential outcomes of such proceedings, including where the Company has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities. Various aspects of the legal proceedings underlying these estimates will change from time to time. Actual losses therefore may vary significantly from any estimates.

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

Due to developments in the second half of 2023 and the first half of 2024 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable. As of June 30, 2024, the contingency loss liability was $105 million (of which $3 million related to expected legal costs). Navient reached an agreement to settle the CFPB lawsuit in September 2024. While we do not agree with the CFPB’s allegations, this resolution is consistent with our go-forward activities and is an important positive milestone in our transformation of the Company. As part of the settlement, pursuant to which the Company did not admit to any wrongdoing, Navient agreed to pay $120 million, which includes a $100 million payment that will be used by the CFPB to make payments to certain borrowers as determined by the CFPB, in addition to a $20 million penalty. In light of the contingency loss liability established in the amount of $105 million as of June 30, 2024, there was an additional $18 million of contingency expense recorded in third-quarter 2024. The $120 million was paid prior to September 30, 2024. The settlement prohibits Navient from servicing federal student loans (other than in the role as master servicer of Navient’s FFELP Loan portfolio) and further prohibits Navient from purchasing any FFELP Loans in the future. These restrictions are not expected to have a material impact on Navient’s business as Navient had already exited its direct loan servicing contract with the Department of Education in 2021 and entered into an agreement with MOHELA to service Navient’s FFELP Loan portfolio in May 2024. It is not anticipated that the other requirements of the settlement will impact Navient’s go-forward business plans or operations.

Regulatory Matters

The Company has been named as defendant in a number of putative class action and other cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operations or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

The 2025 loss from continuing operations before income tax benefit from U.S. operations is $111 million.

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2024	2023
Statutory federal rate	21.0%	21.0%
Non-deductible goodwill impairment	4.2	—
Non-deductible regulatory-related expenses	2.4	—
Recognition of deferred tax asset on government services business basis difference	(5.3)	—
State tax, net of federal income tax effect	4.2	5.5
Other, net	(1.5)	.6
Effective tax rate	25.0%	27.1%

	Year Ended December 31, 2025
(Dollars in millions)	Amount	Percent
Statutory federal rate	$(23)	21.0%
Federal
Tax credits
Energy-related tax credits	(2)	1.6
Other	(1)	.5
Nontaxable or nondeductible items
Executive compensation	2	(1.6)
Market value adjustments on life insurance contracts	(2)	2.1
Other	—	(.2)
Other adjustments	(1)	.8
State income taxes, net of federal income tax effect (1)	(6)	5.6
Changes in unrecognized tax benefits	2	(1.7)
Total tax (benefit) / expense and effective rate	$(31)	28.1%

(1)
In 2025, state taxes in Virginia, California and Delaware comprise the majority of the state income taxes, net of federal income tax effect category.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Income tax expense (benefit) consists of:

	December 31,
(Dollars in millions)	2025	2024	2023
Current provision/(benefit):
Federal	$(28)	$29	$63
State	(5)	8	24
Total current provision/(benefit)	(33)	37	87

Deferred provision/(benefit):
Federal	2	5	—
State	—	1	(2)
Total deferred provision/(benefit)	2	6	(2)

Total provision/(benefit):
Federal	(26)	34	63
State	(5)	9	22
Provision for income tax expense/(benefit)	$(31)	$43	$85

Income taxes paid (net of refunds received) consists of:

(Dollars in millions)	Year Ended December 31, 2025
Federal	$18
State	1
Income taxes paid (net of refunds received)	$19

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2025	2024
Deferred tax assets:
Loan reserves	$164	$181
Accrued expenses not currently deductible	18	22
Education loan premiums and discounts, net	40	40
Government services business held for sale	—	18
Operating loss and credit carryovers	84	9
Stock-based compensation plans	7	7
Acquired intangible assets	—	9
Other	14	16
Total deferred tax assets	327	302
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	115	100
Original issue discount on borrowings	14	13
Acquired intangible assets	9	—
Other	2	5
Total deferred tax liabilities	140	118
Net deferred tax assets	$187	$184

Included in operating loss and credit carryovers is a valuation allowance of $151 million and $123 million as of December 31, 2025 and 2024, respectively, against a portion of the Company’s state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to): any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2025
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$318	$66	Begins in 2032	$—	$66
Federal capital loss carryovers	63	13	Begins in 2030	—	13
State capital loss carryovers	63	3	Begins in 2030	1	2
State operating loss carryovers	990	55	Begins in 2026	52	3
State IRC § 163(j) disallowed interest expense carryovers	6,824	98	Indefinite	98	—
		$235		$151	$84

(1)
The valuation allowance attributable to deferred tax assets for state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$47.1	$48.5	$50.7
Increases resulting from tax positions taken during a prior period	—	8.8	3.8
Decreases resulting from tax positions taken during a prior period	(4.0)	(6.4)	(4.5)
Increases resulting from tax positions taken during the current period	7.2	10.2	7.4
Decreases related to settlements with taxing authorities	(.5)	(6.0)	(3.8)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(2.6)	(8.0)	(5.1)
Unrecognized tax benefits at end of year (1)	$47.2	$47.1	$48.5

(1)
Included in the $47.2 million of gross unrecognized tax benefits at December 31, 2025 are $37.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2022 are closed for federal examination purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting

We monitor and assess our ongoing operations and results based on the following three reportable operating segments: Consumer Lending, Federal Education Loans, and Other. As of February 2025, we had divested our Business Processing segment.

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

Consumer Lending Segment

Navient owns and manages Private Education Loans and is the master servicer for these portfolios. Through our Earnest brand, we originate in-school Private Education Loans, including undergraduate and graduate products, we refinance education loans for high-quality borrowers and we intend to expand into adjacent lending products over time. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2025	2024
Private Education Loans, net	$15,451	$15,716
Cash and investments(1)	529	524
Other	565	569
Total assets	$16,545	$16,809

(1)
Includes restricted cash and investments.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2025	2024
FFELP Loans, net	$28,141	$30,852
Cash and investments(1)	1,034	955
Other	1,681	1,818
Total assets	$30,856	$33,625

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

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

At December 31, 2025 and 2024, the Business Processing segment had total assets of $0 and $103 million, respectively.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated shared services which include certain corporate and IT costs as well as regulatory expenses, and restructuring/other reorganization expenses. Additionally, the segment contains the revenue and expenses in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment.

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

At December 31, 2025 and 2024, the Other segment had total assets of $1.3 billion and $1.3 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$3,025					$1,122	$1,903	$—	$—
Cash and investments	83					20	39	—	24
Total interest income	3,108					1,142	1,942	—	24
Total interest expense	2,589					731	1,730	—	96
Net interest income (loss)	519	$18	$14	$32	$551	411	212	—	(72)
Less: provisions for loan losses	280				280	249	31	—	—
Net interest income (loss) after provisions for loan losses	239					162	181	—	(72)
Other income (loss):
Servicing revenue	51					11	40	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue	17					1	(1)	—	47
Total other income (loss)	91	(18)	48	30	121	12	39	23	47
Expenses:
Direct operating expenses	237					147	70	20	—
Unallocated shared services expenses	184					—	—	—	184
Operating expenses(2)	421	—	—	—	421	147	70	20	184
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	17	—	—	—	17	—	—	—	17
Total expenses	441	—	(3)	(3)	438	147	70	20	201
Income (loss) before income tax expense (benefit)	(111)		65	65	(46)	27	150	3	(226)
Income tax expense (benefit)(3)	(31)	—	20	20	(11)	7	35	1	(54)
Net income (loss)	$(80)	$—	$45	$45	$(35)	$20	$115	$2	$(172)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$32	$—	$32
Total other income (loss)	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$62	$3	65
Income tax expense (benefit)			20
Net income (loss)			$45

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$53	$65	$—	$5	$123
Information technology expenses	34	—	1	77	112
Corporate expenses	1	2	—	84	87
Other/remaining expenses	59	3	19	18	99
Operating expenses	$147	$70	$20	$184	$421

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

	Year Ended December 31, 2024
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$3,655					$1,259	$2,397	$—	$—
Cash and investments	154					25	88	—	41
Total interest income	3,809					1,284	2,485	—	41
Total interest expense	3,273					786	2,323	—	128
Net interest income (loss)	536	$35	$2	$37	$573	498	162	—	(87)
Less: provisions for loan losses	113				113	112	1	—	—
Net interest income (loss) after provisions for loan losses	423					386	161	—	(87)
Other income (loss):
Servicing revenue	54					10	44	—	—
Asset recovery and business processing revenue	271					—	—	271	—
Other revenue	100					1	5	—	24
Gain on sale of subsidiaries, net	191	—	—	—	—	—	—	191	—
Total other income (loss)	616	(35)	(35)	(70)	546	11	49	462	24
Expenses:
Direct operating expenses	445					143	74	228	—
Unallocated shared services expenses	235					—	—	—	235
Operating expenses(2)	680	—	—	—	680	143	74	228	235
Goodwill and acquired intangible asset impairment and amortization	146	—	(146)	(146)	—	—	—	—	—
Restructuring/other reorganization expenses	39	—	—	—	39	—	—	—	39
Total expenses	865	—	(146)	(146)	719	143	74	228	274
Income (loss) before income tax expense (benefit)	174	—	113	113	287	254	136	234	(337)
Income tax expense (benefit)(3)	43	—	23	23	66	58	31	54	(77)
Net income (loss)	$131	$—	$90	$90	$221	$196	$105	$180	$(260)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2024
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$37	$—	$37
Total other income (loss)	(70)	—	(70)
Goodwill and acquired intangible asset impairment and amortization	—	(146)	(146)
Total Core Earnings adjustments to GAAP	$(33)	$146	113
Income tax expense (benefit)			23
Net income (loss)			$90

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2024
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$54	$57	$—	$6	$117
Information technology expenses	31	8	15	84	138
Corporate expenses	3	4	4	98	109
Other/remaining expenses	55	5	209	47	316
Operating expenses	$143	$74	$228	$235	$680

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$4,266					$1,369	$2,901	$—	$—
Cash and investments	153					27	76	—	50
Total interest income	4,419					1,396	2,977	—	50
Total interest expense	3,557					816	2,497	—	164
Net interest income (loss)	862	$32	$52	$84	$946	580	480	—	(114)
Less: provisions for loan losses	123				123	67	56	—	—
Net interest income (loss) after provisions for loan losses	739					513	424	—	(114)
Other income (loss):
Servicing revenue	64					12	52	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					2	14	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	14	66	321	(3)
Expenses:
Direct operating expenses	508					151	72	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses(2)	800	—	—	—	800	151	72	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	151	72	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	376	418	36	(434)
Income tax expense (benefit)(3)	85	—	8	8	93	89	99	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$287	$319	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Reportable segment significant operating expenses are comprised of:

	Year Ended December 31, 2023
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$55	$44	$—	$—	$99
Information technology expenses	29	16	18	81	144
Corporate expenses	3	7	7	125	142
Other/remaining expenses	64	5	260	86	415
Operating expenses	$151	$72	$285	$292	$800

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2025	2024	2023
GAAP net income (loss)	$(80)	$131	$228
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	62	(33)	73
Net impact of goodwill and acquired intangible assets(2)	3	146	10
Net income tax effect(3)	(20)	(23)	(8)
Total Core Earnings adjustments to GAAP	45	90	75
Core Earnings net income (loss)	$(35)	$221	$303

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

Consolidation Loan Fees

Loan Rebate Fee. A loan rebate fee of 1.05% is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993, except for applications received from October 1, 1998 through January 31, 1999, in which a loan rebate fee of 0.62% is paid annually.

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

We refer to all three types of assistance listed above as “federal assistance.”

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

For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferments are available when the borrower is:

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

Repayment; Deferments. Borrowers begin to repay principal on their PLUS and SLS Loans no later than 60 days after the final disbursement, unless they use deferment available for the in-school period and, for PLUS loans, the six-month post enrollment period. Deferment and forbearance provisions, maximum loan repayment periods, repayment plans and minimum payment amounts for PLUS and SLS loans are generally the same as those for Stafford Loans, although income-based repayment is not available for parents borrowing under the PLUS program.

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

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with a guaranty agency under which such guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the related guaranty agency must have received reasonable and affordable payments, originally for 12 months and since reduced to 9 payments in 10 months effective July 1, 2006, and then the borrower may request that the loan be rehabilitated. Because monthly payments may be greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA for which the borrower is not eligible as a borrower on a defaulted loan, such as new federal aid, and the negative credit record of default is expunged. No education loan may be rehabilitated more than once until July 1, 2027, at which point a borrower may rehabilitate loans up to two times.

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

APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		3

Available Information		4

PART I

Item 1.	Business	5-10,45-47

Item 1A.	Risk Factors	48-59

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	59-60

Item 2.	Properties	65

Item 3.	Legal Proceedings	47, F-49-F-50

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	65-66

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-45

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	61-64

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	67

Item 9B.	Other Information	67

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	68

Item 11.	Executive Compensation	68

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68

Item 13.	Certain Relationships and Related Transactions, and Director Independence	68

Item 14.	Principal Accountant Fees and Services	68

PART IV

Item 15.	Exhibits and Financial Statement Schedules	69-73, F-1-F-61

Item 16.	Form 10-K Summary	Not applicable

Signatures		74

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

HCERA — The Health Care and Education Reconciliation Act of 2010.

Private Education Loans — Education loans to students or their families that bear the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Certain higher education loans have repayment terms similar to FFELP Loans, whereby repayments begin after the borrower leaves school while others require repayment of interest or a fixed payment amount while the borrower is still in school. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances. Navient owns, originates and services refinance and in-school Private Education Loans.

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

Risk Sharing — When a FFELP Loan first disbursed on or after July 1, 2006 defaults, the federal government guarantees 97% of the principal balance plus accrued interest (98% on loans disbursed on and after October 1, 1993 and before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP Loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability, bankruptcy, closed school or false certification.

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford Loans whose borrower interest rate resets annually on July 1, we may earn Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.