Form 10-Q
period 2026-03-31
NAVIENT CORP
filed 2026-04-29
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of March 31, 2026, there were 93,979,984 shares of common stock outstanding.

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

Navient’s business consists of:

•
Consumer Lending

We own and manage a portfolio of $15.6 billion of Private Education Loans. Through our Earnest brand we help students and families succeed with education lending and digital financial services, originating Earnest branded in-school student loans and refinancing products. In the first quarter of 2026, we originated $818 million of Private Education Loans.

•
Federal Education Loans

We own and manage a portfolio of $27.2 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

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

In October 2025, the Board authorized a new $100 million share repurchase program. At March 31, 2026, $77 million remained in available share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.9% and our Adjusted Tangible Equity Ratio(1) was 8.9% as of March 31, 2026.

(Dollars and shares in millions)	Q1-26	Q1-25
Shares repurchased	2.3	2.6
Reduction in shares outstanding	2%	2%
Total repurchases in dollars	$23	$35
Dividends paid	$15	$16
Total Capital Returned(2)	$38	$51
GAAP equity-to-asset ratio	4.9%	5.1%
Adjusted Tangible Equity Ratio(1)	8.9%	9.9%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. We have made substantial progress on these actions:

•
We adopted a variable, outsourced servicing model when MOHELA began servicing our loan portfolio in July 2024.
•
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
•
In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $56 million of restructuring and other reorganization charges recognized in 2024, 2025 and the first quarter of 2026 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of March 31, 2026, we have reduced our headcount by over 85% since the beginning of 2024.
•
In 2025, we achieved and exceeded our $400 million expense reduction objective (which includes expenses related to the divested Business Processing segment) set out in 2024. This expense reduction increases our future life of loan net cash flows, providing increased financial flexibility.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In 2025, total originations increased 77% to $2.5 billion compared to $1.4 billion in 2024. In first quarter of 2026, total originations increased 61% to $818 million compared to $508 million a year ago.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
GAAP Basis
Net income (loss)	$17	$(2)
Diluted earnings (loss) per common share	$.17	$(.02)
Weighted average shares used to compute diluted earnings per share	96	102
Return on assets	.15%	(.02)%

Core Earnings Basis(1)
Net income(1)	$19	$26
Diluted earnings per common share(1)	$.20	$.25
Weighted average shares used to compute diluted earnings per share	96	103
Net interest margin, Consumer Lending segment	2.48%	2.76%
Net interest margin, Federal Education Loans segment	.65%	.61%
Return on assets	.17%	.22%

Education Loan Portfolios
Ending Private Education Loans, net	$15,649	$15,690
Ending FFELP Loans, net	27,237	$30,244
Ending total education loans, net	$42,886	$45,934
Average Private Education Loans	$15,958	$16,159
Average FFELP Loans	27,898	$30,914
Average total education loans	$43,856	$47,073

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures – Core Earnings”

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

First-quarter 2026 net income was $17 million ($0.17 diluted earnings per share), compared with net loss of $2 million ($0.02 diluted loss per share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of First-Quarter 2026 Results with First-Quarter 2025” for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2026 Core Earnings net income was $19 million ($0.20 diluted Core Earnings per share), compared with $26 million ($0.25 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of first-quarter 2026 include:

Consumer Lending segment:

•
Net income of $35 million.
•
Net interest margin of 2.48%.
•
Originated $818 million of Private Education Loans, a 61% increase from a year ago.

Federal Education Loans segment:

•
Net income of $22 million.
•
Net interest margin of 0.65%.
•
FFELP Loan prepayments of $208 million compared to $256 million in first-quarter 2025.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.9% and adjusted tangible equity ratio(1) of 8.9%.
•
Repurchased $23 million of common shares.
•
Paid $15 million in common stock dividends.
•
Issued $683 million of asset-backed securities.

Operating Expenses:

•
Incurred operating expenses of $89 million.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2026	2025	$	%
Interest income
Private Education Loans	$277	$289	$(12)	(4)%
FFELP Loans	401	493	(92)	(19)
Cash and investments	17	20	(3)	(15)
Total interest income	695	802	(107)	(13)
Total interest expense	564	672	(108)	(16)
Net interest income	131	130	1	1
Less: provisions for loan losses	27	30	(3)	(10)
Net interest income after provisions for loan losses	104	100	4	4
Other income (loss):
Servicing revenue	11	13	(2)	(15)
Asset recovery and business processing revenue	—	23	(23)	(100)
Other income	5	15	(10)	(67)
Gains (losses) on derivative and hedging activities, net	5	(25)	30	120
Total other income	21	26	(5)	(19)
Expenses:
Operating expenses	89	127	(38)	(30)
Goodwill and acquired intangible assets impairment and amortization expense	4	1	3	300
Restructuring/other reorganization expenses	—	3	(3)	(100)
Total expenses	93	131	(38)	(29)
Income (loss) before income tax expense (benefit)	32	(5)	37	740
Income tax expense (benefit)	15	(3)	18	600
Net income (loss)	$17	$(2)	$19	950%
Basic earnings (loss) per common share	$.18	$(.02)	$.20	1000%
Diluted earnings (loss) per common share	$.17	$(.02)	$.19	950%
Dividends per common share	$.16	$.16	$—	—

GAAP Comparison of First-Quarter 2026 Results with First-Quarter 2025

For the three months ended March 31, 2026, net income was $17 million, or $0.17 diluted earnings per common share, compared with net loss of $2 million, or $0.02 diluted loss per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income increased by $1 million primarily due to an increase in mark-to-market gains on fair value hedges recorded in interest expense. This was partially offset by the paydown of the FFELP portfolio, the Private Education Loan portfolio's changing product mix with Refinance Loans increasing as a percentage of the portfolio, and the impact of decreasing interest rates on the different index resets for the Private Education Loans and related funding.

• Provisions for loan losses decreased $3 million from $30 million to $27 million.

○ The provision for Private Education Loan losses decreased $4 million from $22 million to $18 million.

○ The provision for FFELP Loan losses increased $1 million from $8 million to $9 million.

The provision for Private Education Loan losses of $18 million in the current period included $11 million associated with loan originations. The provision of $22 million in the year-ago quarter included $7 million associated with loan originations and $15 million related to a general reserve build (primarily as a result of an increase in delinquency balances).

The provision for FFELP Loan losses of $9 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The provision of $8 million in the year-ago quarter was primarily the result of an increase in delinquency balances.

• Asset recovery and business processing revenue decreased $23 million as a result of the sale of our government services business in February 2025. With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income decreased $10 million primarily related to the transition services we had provided related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025.

• Net gains on derivative and hedging activities increased $30 million due primarily to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $38 million, $23 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 ($20 million of the reduction is in the Business Processing segment and $3 million of the reduction is in the Other segment). In addition, there was an $11 million decline in expenses in connection with providing transition services related to our various strategic initiatives. As of October 2025 we had no further obligations to provide these transition services. There was a $7 million increase in marketing and other expenses associated with the growth of our consumer lending businesses. The remaining $11 million decrease primarily relates to cost saving initiatives implemented, which have reduced our operating costs mostly in connection with our shared service functions and corporate footprint.

• Restructuring and other reorganization expenses decreased $3 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, continue to reduce our expense base and enhance our flexibility.

• The effective income tax rates for the current and year-ago periods were 48% and 54%, respectively. The effective income tax rates were elevated in both periods primarily due to changes in the valuation allowances attributed to disallowed interest expense and operating loss carryovers.

We repurchased 2.3 million and 2.6 million shares of our common stock during the first quarters of 2026 and 2025, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 6 million common shares (or 6%) from the year-ago period.

Segment Results

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025
Interest income:
Private Education Loans	$277	$289	(4)%
Cash and investments	4	5	(20)
Interest income	281	294	(4)
Interest expense	181	181	—
Net interest income	100	113	(12)
Less: provision for loan losses	18	22	(18)
Net interest income after provision for loan losses	82	91	(10)
Total other income	3	3	—
Direct operating expenses	39	35	11
Income before income tax expense	46	59	(22)
Income tax expense	11	13	(15)
Net income	$35	$46	(24)%

Comparison of First-Quarter 2026 Results with First-Quarter 2025

•
Originated $818 million of Private Education Loans, a 61% increase compared to $508 million.
o
Refinance Loan originations were $778 million compared to $470 million.
o
In-school loan originations were $40 million compared to $38 million.
•
Net income was $35 million compared to $46 million.
•
Net interest income decreased $13 million, primarily due to the changing product mix of the loan portfolio (Refinance Loans increased as a percentage of the portfolio), as well as the impact of decreasing interest rates on the different index resets for the segment assets and debt.
•
Provision for loan losses decreased $4 million. The provision of $18 million in the current quarter included $11 million associated with loan originations. The provision for loan losses of $22 million in the year-ago quarter included $7 million associated with loan originations and $15 million related a general reserve build (primarily as a result of an increase in delinquency balances).
o
Net charge-offs remained unchanged at $72 million.
o
Private Education Loan delinquencies greater than 90 days: $386 million, down $9 million from $395 million.
o
Private Education Loan forbearances: $235 million, down $48 million from $283 million.
•
Operating expenses increased $4 million primarily reflecting marketing and other expenses associated with the growth of our consumer lending businesses.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Segment net interest margin	2.48%	2.76%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.60%	2.87%
Provision for loan losses	$18	$22
Net charge-offs	$72	$72
Net charge-off rate	1.91%	1.89%
Greater than 30-days delinquency rate	5.5%	6.4%
Greater than 90-days delinquency rate	2.5%	2.6%
Forbearance rate	1.5%	1.8%
Average Private Education Loans	$15,958	$16,159
Ending Private Education Loans, net	$15,649	$15,690
Private Education Refinance Loans:
Net charge-offs	$16	$15
Greater than 90-days delinquency rate	.8%	.7%
Average balance of Private Education Refinance Loans	$9,017	$8,464
Ending balance of Private Education Refinance Loans	$9,029	$8,413
Private Education Refinance Loan originations	$778	$470

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2026	2025
Private Education Loan yield	7.04%	7.26%
Private Education Loan cost of funds	(4.44)	(4.39)
Private Education Loan spread	2.60	2.87
Other interest-earning asset spread impact	(.12)	(.11)
Net interest margin(1)	2.48%	2.76%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Private Education Loans	$15,958	$16,159
Other interest-earning assets	532	489
Total Private Education Loan interest-earning assets	$16,490	$16,648

The 28 basis point decrease in the net interest margin in first-quarter 2026 is primarily the result of the continued shift of the Refinance Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio. The Refinance Loan portfolio earns a lower net interest margin compared to the non-refinance loan portfolio which reduces the overall net interest margin. Also contributing to the decrease was the impact of decreasing interest rates on the different index resets for the segment assets and liabilities.

As of March 31, 2026, our Private Education Loan portfolio totaled $15.6 billion, comprised of $9.0 billion of refinance loans and $6.6 billion of non-refinance loans. The weighted-average life of these portfolios as of March 31, 2026 was 5 years and 4 years, respectively, assuming a Constant Prepayment Rate (CPR) of 10% and 8%, respectively. As of March 31, 2025, the CPR assumption was 10% for both refinance and non-refinance loans.

Provision for Loan Losses

The provision for Private Education Loan losses decreased $4 million. The provision for loan losses of $18 million in first quarter 2026 included $11 million associated with loan originations. The provision for loan losses of $22 million in the year-ago period included $7 million associated with loan originations and $15 million related to a general reserve build (primarily as a result of an increase in delinquency balances).

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $4 million primarily reflecting marketing and other expenses associated with the growth of our consumer lending businesses.

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025
Interest income:
FFELP Loans	$401	$493	(19)%
Cash and investments	8	10	(20)
Total interest income	409	503	(19)
Total interest expense	363	454	(20)
Net interest income	46	49	(6)
Less: provision for loan losses	9	8	13
Net interest income after provision for loan losses	37	41	(10)
Total other income	8	10	(20)
Direct operating expenses	16	19	(16)
Income before income tax expense	29	32	(9)
Income tax expense	7	8	(13)
Net income	$22	$24	(8)%

Comparison of First-Quarter 2026 Results with First-Quarter 2025

•
Net income was $22 million compared to $24 million.
•
Net interest income decreased $3 million primarily due to the paydown of the loan portfolio. Prepayments were $208 million in first-quarter 2026 compared to $256 million in first-quarter 2025.
•
Provision for loan losses increased $1 million. The provision for loan losses of $9 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The $8 million of provision for loan losses in the year-ago quarter was primarily the result of an increase in delinquency balances.
o
Net charge-offs were $17 million compared to $6 million.
o
Delinquencies greater than 90 days were $1.9 billion compared to $2.5 billion.
o
Forbearances were $3.4 billion compared to $4.2 billion.
•
Expenses were $3 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Segment net interest margin	.65%	.61%
FFELP Loans:
FFELP Loan spread	.72%	.67%
Provision for loan losses	$9	$8
Net charge-offs	$17	$6
Net charge-off rate	.29%	.10%
Greater than 30-days delinquency rate	15.2%	20.5%
Greater than 90-days delinquency rate	8.5%	10.2%
Forbearance rate	13.0%	14.4%
Average FFELP Loans	$27,898	$30,914
Ending FFELP Loans, net	$27,237	$30,244

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2026	2025
FFELP Loan yield	5.59%	6.21%
Floor Income	.24	.25
FFELP Loan net yield	5.83	6.46
FFELP Loan cost of funds	(5.11)	(5.79)
FFELP Loan spread	.72	.67
Other interest-earning asset spread impact	(.07)	(.06)
Net interest margin(1)	.65%	.61%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
FFELP Loans	$27,898	$30,914
Other interest-earning assets	921	889
Total FFELP Loan interest-earning assets	$28,819	$31,803

As of March 31, 2026, our FFELP Loan portfolio totaled $27.2 billion. The weighted-average life of this portfolio as of March 31, 2026 was 8 years assuming a CPR of 3% through 2028 and 5% thereafter. As of March 31, 2025, the CPR assumption was 5%.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2026 and 2025, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2026	March 31, 2025
Education loans eligible to earn Floor Income	$27.1	$30.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(13.1)	(14.5)
Less: economically hedged Floor Income	(.6)	(.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$13.4	$14.8
Education loans earning Floor Income	$5.2	$5.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2026 to December 31, 2028.

(Dollars in billions)	April 1, 2026 to December 31, 2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.6	$.3	$.2

Provision for Loan Losses

Provision for loan losses increased $1 million. The $9 million in the current period was the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The $8 million of provision for loan losses in the year-ago quarter was primarily the result of an increase in delinquency balances.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $3 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party on July 1, 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025
Business processing revenue	$—	$23	(100)%
Direct operating expenses	—	20	(100)
Income before income tax expense	—	3	(100)
Income tax expense	—	1	(100)
Net income	$—	$2	(100)%

Comparison of First-Quarter 2026 Results with First-Quarter 2025

With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient provided certain transition services in connection with the sale of our business processing businesses. As of October 2025, we had no further obligations to provide these transition services.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Revenue from government services	$—	$23
Revenue from healthcare services	—	—
Total fee revenue	$—	$23

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025
Net interest loss after provision for loan losses	$(20)	$(18)	11%
Other revenue	5	15	(67)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	10	21	(52)
Unallocated corporate costs	24	32	(25)
Total unallocated shared services operating expenses	34	53	(36)
Restructuring/other reorganization expenses	—	3	(100)
Total expenses	34	56	(39)
Loss before income tax benefit	(49)	(59)	(17)
Income tax benefit	(11)	(13)	(15)
Net loss	$(38)	$(46)	(17)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue

All revenue and expense in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment are included in the Other segment. Other revenue decreased $10 million primarily related to the transition services we had provided related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Operating expenses decreased $19 million from first-quarter 2025, primarily as a result of cost reduction efforts in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility. Regulatory-related expenses were $2 million and $1 million in first quarters 2026 and 2025, respectively.

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

Restructuring/Other Reorganization Expenses

These expenses decreased $3 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$125	$7	$132
Grace, repayment and other(2)	15,838	27,395	43,233
Total	15,963	27,402	43,365
Allowance for loan losses	(314)	(165)	(479)
Total education loan portfolio	$15,649	$27,237	$42,886
% of total	36%	64%	100%

	December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$108	$7	$115
Grace, repayment and other(2)	15,707	28,307	44,014
Total	15,815	28,314	44,129
Allowance for loan losses	(364)	(173)	(537)
Total education loan portfolio	$15,451	$28,141	$43,592
% of total	35%	65%	100%

	March 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$114	$9	$123
Grace, repayment and other(2)	15,973	30,417	46,390
Total	16,087	30,426	46,513
Allowance for loan losses	(397)	(182)	(579)
Total education loan portfolio	$15,690	$30,244	$45,934
% of total	34%	66%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,451	$28,141	$43,592
Acquisitions (originations and purchases)(1)	947	—	947
Capitalized interest and premium/discount amortization	48	198	246
Refinancings and consolidations to third parties	(103)	(205)	(308)
Repayments and other	(694)	(897)	(1,591)
Ending balance	$15,649	$27,237	$42,886

	Three Months Ended March 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,716	$30,852	$46,568
Acquisitions (originations and purchases)(1)	630	—	630
Capitalized interest and premium/discount amortization	49	260	309
Refinancings and consolidations to third parties	(54)	(202)	(256)
Repayments and other	(651)	(666)	(1,317)
Ending balance	$15,690	$30,244	$45,934

(1)
Includes the origination of $120 million and $73 million of Private Education Refinance Loans in the first-quarters of 2026 and 2025, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet

Private Education Loan Portfolio Performance

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$393		$395		$384
Loans in forbearance(2)	235		236		283
Loans in repayment and percentage of each status:
Loans current	14,489	94.5%	14,230	93.7%	14,440	93.6%
Loans delinquent 31-60 days(3)	294	1.9	326	2.1	373	2.4
Loans delinquent 61-90 days(3)	166	1.1	194	1.3	212	1.4
Loans delinquent greater than 90 days(3)	386	2.5	434	2.9	395	2.6
Total Private Education Loans in repayment	15,335	100%	15,184	100%	15,420	100%
Total Private Education Loans	15,963		15,815		16,087
Private Education Loan allowance for losses	(314)		(364)		(397)
Private Education Loans, net	$15,649		$15,451		$15,690
Percentage of Private Education Loans in repayment		96.1%		96.0%		95.9%
Delinquencies as a percentage of Private Education Loans in repayment		5.5%		6.3%		6.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		1.5%		1.8%
Percentage of Private Education Loans with a cosigner(4)		31%		32%		32%

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
(4)
Excluding Private Education Refinance Loans, the cosigner rate was 67%, 67% and 66% for first-quarter 2026, fourth-quarter 2025 and first-quarter 2025, respectively.

FFELP Loan Portfolio Performance

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,219		$1,210		$1,304
Loans in forbearance(2)	3,397		3,532		4,192
Loans in repayment and percentage of each status:
Loans current	19,326	84.8%	19,441	82.4%	19,825	79.5%
Loans delinquent 31-60 days(3)	903	4.0	1,075	4.6	1,395	5.6
Loans delinquent 61-90 days(3)	624	2.7	706	3.0	1,180	4.7
Loans delinquent greater than 90 days(3)	1,933	8.5	2,350	10.0	2,530	10.2
Total FFELP Loans in repayment	22,786	100%	23,572	100%	24,930	100%
Total FFELP Loans	27,402		28,314		30,426
FFELP Loan allowance for losses	(165)		(173)		(182)
FFELP Loans, net	$27,237		$28,141		$30,244
Percentage of FFELP Loans in repayment		83.2%		83.3%		81.9%
Delinquencies as a percentage of FFELP Loans in repayment		15.2%		17.5%		20.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.0%		13.0%		14.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Loan Losses

	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$364	$173	$537	$441	$180	$621
Total provision	18	9	27	22	8	30
Charge-offs:
Gross charge-offs	(83)	(17)	(100)	(83)	(6)	(89)
Expected future recoveries on current period gross charge-offs	11	—	11	11	—	11
Net charge-offs(1)	(72)	(17)	(89)	(72)	(6)	(78)
Decrease in expected future recoveries on previously fully charged-off loans(2)	4	—	4	6	—	6
Allowance at end of period (GAAP)	314	165	479	397	182	579
Plus: expected future recoveries on previously fully charged-off loans(2)	166	—	166	174	—	174
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$480	$165	$645	$571	$182	$753
Net charge-offs as a percentage of average loans in repayment (annualized)	1.91%	.29%		1.89%	.10%
Allowance coverage of charge-offs (annualized)(3)	1.7	2.4	(Non-GAAP)	2.0	7.3	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	3.0%	.6%	(Non-GAAP)	3.6%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(3)	3.1%	.7%	(Non-GAAP)	3.7%	.7%	(Non-GAAP)
Ending total loans	$15,963	$27,402		$16,087	$30,426
Average loans in repayment	$15,326	$23,226		$15,472	$25,459
Ending loans in repayment	$15,335	$22,786		$15,420	$24,930

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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	11	11
Recoveries (cash collected)	(11)	(11)
Charge-offs (as a result of lower recovery expectations)	(4)	(6)
End of period expected future recoveries on previously fully charged-off loans	$166	$174
Change in balance during period	$(4)	$(6)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at March 31, 2026. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.2 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.1 billion of senior unsecured notes that mature in the long term (from 2027 to 2043 with 76% maturing by 2032), through a number of sources. These sources include our cash on hand, unencumbered Private Education Refinance Loan and FFELP Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured Private Education Loan and FFELP Loan asset-backed commercial paper (ABCP) facilities, issue term asset-backed securities (ABS), enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 2.3 million shares of common stock for $23 million in the first quarter of 2026 and have $77 million of unused share repurchase authority as of March 31, 2026.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Ending Balances:
Unrestricted cash	$621	$637	$642
Unencumbered Private Education Refinance Loans	442	529	488
Unencumbered FFELP Loans	44	83	61
Total	$1,107	$1,249	$1,191

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Average Balances:
Unrestricted cash	$553	$589	$572
Unencumbered Private Education Refinance Loans	689	684	403
Unencumbered FFELP Loans	55	71	173
Total	$1,297	$1,344	$1,148

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the Private Education Loan and FFELP Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2026 to April 2029.

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Ending Balances:
Private Education Loan ABCP facilities	$1,461	$1,689	$1,626
FFELP Loan ABCP facilities	143	193	223
Total	$1,604	$1,882	$1,849

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Average Balances:
Private Education Loan ABCP facilities	$1,661	$2,051	$1,447
FFELP Loan ABCP facilities	163	184	349
Total	$1,824	$2,235	$1,796

At March 31, 2026, we had a total of $2.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.2 billion of our unencumbered tangible assets of which $1.2 billion and $44 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2026, we had $4.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of March 31, 2026, $0.5 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2026	December 31, 2025
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	$2.2	$2.1
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	2.6	2.6
Tangible unencumbered assets(1)	2.8	2.9
Senior unsecured debt	(5.3)	(5.3)
Mark-to-market on unsecured hedged debt(2)	—	—
Other liabilities, net	(.4)	(.3)
Total Tangible Equity (3)	$1.9	$2.0

(1)
Excludes goodwill and acquired intangible assets.
(2)
At March 31, 2026 and December 31, 2025, there were $(60) million and $(50) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	March 31, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,225	$4,084	$5,309	$525	$4,782	$5,307
Total unsecured borrowings	1,225	4,084	5,309	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations	432	10,303	10,735	469	10,250	10,719
FFELP Loan securitizations	105	24,525	24,630	109	25,302	25,411
Private Education Loan ABCP facilities	2,145	—	2,145	1,942	—	1,942
FFELP Loan ABCP facilities	1,811	347	2,158	1,869	299	2,168
Other	166	39	205	160	39	199
Total secured borrowings	4,659	35,214	39,873	4,549	35,890	40,439
Core Earnings basis borrowings(1)	5,884	39,298	45,182	5,074	40,672	45,746
Adjustment for GAAP accounting treatment	(14)	(58)	(72)	(1)	(39)	(40)
GAAP basis borrowings	$5,870	$39,240	$45,110	$5,073	$40,633	$45,706

Average Balances

	Three Months Ended March 31,
	2026		2025
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,308	7.93%	$5,324	8.51%
Total unsecured borrowings	5,308	7.93	5,324	8.51
Secured borrowings:
Private Education Loan securitizations	10,656	3.89	10,738	3.63
FFELP Loan securitizations	25,016	4.97	28,013	5.64
Private Education Loan ABCP facilities	1,960	5.66	2,304	6.32
FFELP Loan ABCP facilities	2,171	5.13	1,723	5.88
Other	197	4.04	93	.14
Total secured borrowings	40,000	4.72	42,871	5.17
Core Earnings basis borrowings(1)	45,308	5.09	48,195	5.54
Adjustment for GAAP accounting treatment	—	(.05)	—	.12
GAAP basis borrowings	$45,308	5.04%	$48,195	5.66%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization, can be found in our 2025 Form 10-K.

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

	Three Months Ended March 31, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending		Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$678					$277		$401	$—	$—
Cash and investments	17					4		8	—	5
Total interest income	695					281		409	—	5
Total interest expense	564					181		363	—	25
Net interest income (loss)	131	$2	$(7)	$(5)	$126	100		46	—	(20)
Less: provisions for loan losses	27				27	18		9	—	—
Net interest income (loss) after provisions for loan losses	104					82		37	—	(20)
Other income (loss):
Servicing revenue	11					3		8	—	—
Asset recovery and business processing revenue	—					—		—	—	—
Other revenue	10					—		—	—	5
Total other income	21	(2)	(3)	(5)	16	3	—	8	—	5
Expenses:
Direct operating expenses	55					39		16	—	—
Unallocated shared services expenses	34					—		—	—	34
Operating expenses	89	—	—	—	89	39		16	—	34
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—		—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—		—	—	—
Total expenses	93	—	(4)	(4)	89	39		16	—	34
Income (loss) before income tax expense (benefit)	32	—	(6)	(6)	26	46		29	—	(49)
Income tax expense (benefit)(2)	15	—	(8)	(8)	7	11		7	—	(11)
Net income (loss)	$17	$—	$2	$2	$19	$35		$22	$—	$(38)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(5)	$—	$(5)
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(10)	$4	(6)
Income tax expense (benefit)			(8)
Net income (loss)			$2

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$782					$289	$493	$—	$—
Cash and investments	20					5	10	—	5
Total interest income	802					294	503	—	5
Total interest expense	672					181	454	—	23
Net interest income (loss)	130	$6	$8	$14	$144	113	49	—	(18)
Less: provisions for loan losses	30				30	22	8	—	—
Net interest income (loss) after provisions for loan losses	100					91	41	—	(18)
Other income (loss):
Servicing revenue	13					3	10	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	(10)					—	—	—	15
Total other income	26	(6)	31	25	51	3	10	23	15
Expenses:
Direct operating expenses	74					35	19	20	—
Unallocated shared services expenses	53					—	—	—	53
Operating expenses	127	—	—	—	127	35	19	20	53
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	131	—	(1)	(1)	130	35	19	20	56
Income (loss) before income tax expense (benefit)	(5)	—	40	40	35	59	32	3	(59)
Income tax expense (benefit)(2)	(3)	—	12	12	9	13	8	1	(13)
Net income (loss)	$(2)	$—	$28	$28	$26	$46	$24	$2	$(46)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	25	—	25
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$39	$1	40
Income tax expense (benefit)			12
Net income (loss)			$28

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
GAAP net income (loss)	$17	$(2)
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(10)	39
Net impact of goodwill and acquired intangible assets	4	1
Net income tax effect	8	(12)
Total Core Earnings adjustments to GAAP	2	28
Core Earnings net income	$19	$26

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(5)	$25
Plus: (Gains) losses on fair value hedging activity included in interest expense	(8)	6
Total (gains) losses in GAAP net income	(13)	31
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	2	6
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(11)	37
Other derivative accounting adjustments(3)	1	2
Total net impact of derivative accounting	$(10)	$39

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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$2	$6
Total reclassifications of settlement income (expense) on derivative and hedging activities	$2	$6
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fair value hedges	$(2)	$3
Foreign currency hedges	(6)	3
Other (a)	(3)	31
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(11)	$37

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2026, derivative accounting has decreased GAAP equity by approximately $28 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning impact of derivative accounting on GAAP equity	$(39)	$8
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	11	(30)
Ending impact of derivative accounting on GAAP equity	$(28)	$(22)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Total pre-tax net impact of derivative accounting recognized in net income(2)	$10	$(39)
Tax and other impacts of derivative accounting adjustments	(2)	10
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	3	(1)
Net impact of net mark-to-market gains (losses) under derivative accounting	$11	$(30)

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

(Dollars in millions)	March 31, 2026	March 31, 2025
Total hedged Floor Income, net of tax(1)(2)	$23	$40

(1)
$31 million and $52 million on a pre-tax basis as of March 31, 2026 and March 31, 2025, respectively.
(2)
Of the $23 million as of March 31, 2026, approximately $10 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Core Earnings goodwill and acquired intangible asset adjustments	$4	$1

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

(Dollars in millions)	March 31, 2026	March 31, 2025
Navient Corporation's stockholders' equity	$2,379	$2,589
Less: Goodwill and acquired intangible assets	430	437
Tangible Equity	1,949	2,152
Less: Equity held for FFELP Loans	136	151
Adjusted Tangible Equity	$1,813	$2,001
Divided by:
Total assets	$48,004	$50,950
Less:
Goodwill and acquired intangible assets	430	437
FFELP Loans	27,237	30,244
Adjusted tangible assets	$20,337	$20,269
Adjusted Tangible Equity Ratio	8.9%	9.9%

3. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. As of March 31, 2026, the $480 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $15,963 million Private Education Loan portfolio. The $166 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $15,963 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Allowance at end of period (GAAP)	$314	$397
Plus: expected future recoveries on previously fully charged-off loans	166	174
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$480	$571
Ending total loans	$15,963	$16,087
Ending loans in repayment	$15,335	$15,420
Net charge-offs	$72	$72

Allowance coverage of charge-offs (annualized):
GAAP	1.1	1.4
Adjustment(1)	.6	.6
Non-GAAP Financial Measure(1)	1.7	2.0

Allowance as a percentage of the ending total loan balance:
GAAP	2.0%	2.5%
Adjustment(1)	1.0	1.1
Non-GAAP Financial Measure(1)	3.0%	3.6%

Allowance as a percentage of the ending loans in repayment:
GAAP	2.0%	2.6%
Adjustment(1)	1.1	1.1
Non-GAAP Financial Measure(1)	3.1%	3.7%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of March 31, 2026, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2025 Form 10-K should be considered together with information included in this Form 10-Q. We believe there have been no material changes to the risk factors previously disclosed in our 2025 Form 10-K.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2026 and 2025, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2026		As of March 31, 2025
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(9)	$20	$(9)	$19
Mark-to-market gains (losses) on derivative and hedging activities	28	(30)	71	(75)
Increase (decrease) in income before taxes	$19	$(10)	$62	$(56)
Increase (decrease) in net income after taxes	$15	$(8)	$48	$(43)
Increase (decrease) in diluted earnings per common share	$.16	$(.08)	$.47	$(.42)

	At March 31, 2026
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$42,165	$(76)	—%	$119	—%
Other earning assets	2,279	—	—	—	—
Other assets	2,839	36	1	73	3
Total assets gain/(loss)	$47,283	$(40)	—%	$192	—%
Liabilities
Interest-bearing liabilities	$44,139	$(208)	—%	$220	—%
Other liabilities	515	82	16	26	5
Total liabilities (gain)/loss	$44,654	$(126)	—%	$246	1%

	At December 31, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$43,147	$(71)	—%	$98	—%
Other earning assets	2,270	—	—	—	—
Other assets	2,819	23	1	86	3
Total assets gain/(loss)	$48,236	$(48)	—%	$184	—%
Liabilities
Interest-bearing liabilities	$45,204	$(223)	—%	$238	1%
Other liabilities	576	79	14	28	5
Total liabilities (gain)/loss	$45,780	$(144)	—%	$266	1%

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of March 31, 2026. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.4	$—	$1.4
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.7	—	.7
Prime	monthly	2.5	—	2.5
3 month Term SOFR	quarterly	.1	.9	(.8)
3 month Term SOFR	monthly	—	.4	(.4)
1 month Term SOFR	monthly	1.6	.5	1.1
Overnight SOFR(1)	daily	25.6	26.0	(.4)
Non Discrete reset	monthly	—	4.6	(4.6)
Non Discrete reset	daily/weekly	2.2	—	2.2
Fixed Rate (2)		13.7	15.6	(1.9)
Total		$48.0	$48.0	$—

(1)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $12.3 billion of 30-day average SOFR lookback debt and $12.0 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended March 31, 2026.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
January 1 — January 31, 2026	.4	$11.42	.4	$95
February 1 — February 28, 2026	1.7	9.74	1.7	$79
March 1 — March 31, 2026	.2	8.30	.2	$77
Total first-quarter 2026	2.3	$9.91	2.3

(1)
In October 2025, our Board of Directors approved a new $100 million share repurchase program. The share repurchase program does not have an expiration date.
(2)
On December 17, 2025, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2025 from December 18, 2025 to December 31, 2025. This plan terminated by its terms on January 31, 2026. On March 13, 2026, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2026 from March 18, 2026 to March 31, 2026. This plan terminates by its terms on April 29, 2026.

Other Information

Director and Officer Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

10.1*	Form of Navient Corporation 2024 Omnibus Incentive Plan Performance Stock Unit Agreement.

10.2*	Form of Navient Corporation 2024 Omnibus Incentive Plan Restricted Stock Unit Agreement.

10.3*	Agreement and Release, effective as of January 30, 2026, by and between Navient Corporation and its affiliates and Joe Fisher.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Private Education Loans (net of allowance for losses of $314 and $364, respectively)	$15,649	$15,451
FFELP Loans (net of allowance for losses of $165 and $173, respectively)	27,237	28,141
Investments	148	166
Cash and cash equivalents	621	637
Restricted cash and cash equivalents	1,510	1,467
Goodwill and acquired intangible assets, net	430	434
Other assets	2,409	2,385
Total assets	$48,004	$48,681
Liabilities
Short-term borrowings	$5,870	$5,073
Long-term borrowings	39,240	40,633
Other liabilities	515	576
Total liabilities	45,625	46,282
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 468 million and 467 million shares issued, respectively	4	4
Additional paid-in capital	3,407	3,403
Accumulated other comprehensive income (net of tax expense of $2 and $1, respectively)	5	2
Retained earnings	4,552	4,552
Total stockholders’ equity before treasury stock	7,968	7,961
Less: Common stock held in treasury at cost: 374 million and 371 million shares, respectively	(5,589)	(5,562)
Total equity	2,379	2,399
Total liabilities and equity	$48,004	$48,681

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2026	December 31, 2025
Private Education Loans	$14,437	$14,133
FFELP Loans	27,194	28,057
Restricted cash	1,508	1,466
Other assets, net	1,316	1,300
Short-term borrowings	4,493	4,389
Long-term borrowings	35,139	35,835
Net assets of consolidated variable interest entities	$4,823	$4,732

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Private Education Loans	$277	$289
FFELP Loans	401	493
Cash and investments	17	20
Total interest income	695	802
Total interest expense	564	672
Net interest income	131	130
Less: provisions for loan losses	27	30
Net interest income after provisions for loan losses	104	100
Other income (loss):
Servicing revenue	11	13
Asset recovery and business processing revenue	—	23
Other income	5	15
Gains (losses) on derivative and hedging activities, net	5	(25)
Total other income	21	26
Expenses:
Salaries and benefits	32	49
Other operating expenses	57	78
Total operating expenses	89	127
Goodwill and acquired intangible asset impairment and amortization expense	4	1
Restructuring/other reorganization expenses	—	3
Total expenses	93	131
Income (loss) before income tax expense (benefit)	32	(5)
Income tax expense (benefit)	15	(3)
Net income (loss)	$17	$(2)
Basic earnings (loss) per common share	$.18	$(.02)
Average common shares outstanding	95	102
Diluted earnings (loss) per common share	$.17	$(.02)
Average common and common equivalent shares outstanding	96	102
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17	$(2)
Net changes in cash flow hedges, net of tax(1)	3	(1)
Total comprehensive income (loss)	$20	$(3)

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,272,533	—	1,272,533	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Common stock repurchased	—	(2,552,500)	(2,552,500)	—	—	—	—	(35)	(35)
Shares repurchased related to employee stock-based compensation plans	—	(411,112)	(411,112)	—	—	—	—	(6)	(6)
Balance at March 31, 2025	466,581,434	(365,246,956)	101,334,478	$4	$3,390	$2	$4,677	$(5,484)	$2,589

Balance at December 31, 2025	466,792,895	(371,281,553)	95,511,342	$4	$3,403	$2	$4,552	$(5,562)	$2,399
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	17	—	17
Other comprehensive income (loss), net of tax	—	—	—	—	—	3	—	—	3
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	20
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(15)	—	(15)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,211,212	—	1,211,212	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Common stock repurchased	—	(2,347,925)	(2,347,925)	—	—	—	—	(23)	(23)
Shares repurchased related to employee stock-based compensation plans	—	(394,645)	(394,645)	—	—	—	—	(4)	(4)
Balance at March 31, 2026	468,004,107	(374,024,123)	93,979,984	$4	$3,407	$5	$4,552	$(5,589)	$2,379

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$17	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	4	1
Stock-based compensation expense	3	8
Mark-to-market (gains) losses on derivative and hedging activities, net	(14)	52
Provisions for loan losses	27	30
Decrease in accrued interest receivable	38	52
(Decrease) in accrued interest payable	(42)	(55)
(Increase) decrease in other assets	(51)	28
(Decrease) in other liabilities	(29)	(43)
Total adjustments	(64)	73
Net cash (used in) provided by operating activities	(47)	71
Cash flows from investing activities
Education loans originated and acquired	(947)	(630)
Proceeds from payments on education loans	1,622	1,239
Other investing activities, net	16	27
Disposal of subsidiaries, net of cash and restricted cash disposed of	—	25
Net cash provided by investing activities	691	661
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	680	547
Borrowings collateralized by loans in trust - repaid	(1,456)	(1,217)
Asset-backed commercial paper conduits, net	192	(4)
Long-term unsecured notes repaid	—	(50)
Other financing activities, net	5	(5)
Common stock repurchased	(23)	(35)
Common dividends paid	(15)	(16)
Net cash used in financing activities	(617)	(780)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	27	(48)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,104	2,103
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,131	$2,055
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$591	$703
Income taxes paid	$1	$1
Income taxes refunds received	$(1)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$621	$642
Restricted cash and restricted cash equivalents	1,510	1,413
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,131	$2,055

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2025 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2025 Form 10-K.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended March 31,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$364	$173	$537	$441	$180	$621
Total provision	18	9	27	22	8	30
Charge-offs:
Gross charge-offs	(83)	(17)	(100)	(83)	(6)	(89)
Expected future recoveries on current period gross charge-offs	11	—	11	11	—	11
Net charge-offs(1)	(72)	(17)	(89)	(72)	(6)	(78)
Decrease in expected future recoveries on previously fully charged-off loans(2)	4	—	4	6	—	6
Allowance at end of period	$314	$165	$479	$397	$182	$579
Net charge-offs as a percentage of average loans in repayment	1.91%	.29%		1.89%	.10%
Ending total loans	$15,963	$27,402		$16,087	$30,426
Average loans in repayment	$15,326	$23,226		$15,472	$25,459
Ending loans in repayment	$15,335	$22,786		$15,420	$24,930

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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	11	11
Recoveries (cash collected)	(11)	(11)
Charge-offs (as a result of lower recovery expectations)	(4)	(6)
End of period expected future recoveries on previously fully charged-off loans	$166	$174
Change in balance during period	$(4)	$(6)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$811	$2,102	$936	$503	$989	$8,675	$14,016	88%
Below 640	4	32	57	52	105	1,697	1,947	12
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
Loan Status:
In-school/grace/ deferment/forbearance	$14	$102	$83	$44	$47	$338	$628	4%
Current/90 days or less delinquent	801	2,026	903	502	1,030	9,687	14,949	94
Greater than 90 days delinquent	—	6	7	9	17	347	386	2
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
Seasoning(1):
1-12 payments	$803	$1,910	$47	$23	$14	$27	$2,824	18%
13-24 payments	—	144	828	42	25	47	1,086	7
25-36 payments	—	—	51	435	74	107	667	4
37-48 payments	—	—	—	23	760	273	1,056	7
More than 48 payments	—	—	—	—	194	9,743	9,937	62
Loans in-school/ grace/deferment	12	80	67	32	27	175	393	2
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
Certain Loan Modifications(2):
Modified	$—	$4	$33	$46	$121	$4,916	$5,120	32%
Non-Modified	815	2,130	960	509	973	5,456	10,843	68
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
Cosigners:
With cosigner(3)	$111	$486	$300	$185	$114	$3,784	$4,980	31%
Without cosigner	704	1,648	693	370	980	6,588	10,983	69
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
School Type:
Not-for-profit	$766	$2,023	$938	$524	$1,036	$9,214	$14,501	91%
For-profit	49	111	55	31	58	1,158	1,462	9
Total	$815	$2,134	$993	$555	$1,094	$10,372	$15,963	100%
Allowance for loan losses							(314)
Total loans, net							$15,649

Charge-Offs	$—	$(1)	$(2)	$(2)	$(3)	$(64)	$(72)

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
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 67% for total loans at March 31, 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 66% for total loans at March 31, 2025.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$393		$395		$384
Loans in forbearance(2)	235		236		283
Loans in repayment and percentage of each status:
Loans current	14,489	94.5%	14,230	93.7%	14,440	93.6%
Loans delinquent 31-60 days(3)	294	1.9	326	2.1	373	2.4
Loans delinquent 61-90 days(3)	166	1.1	194	1.3	212	1.4
Loans delinquent greater than 90 days(3)	386	2.5	434	2.9	395	2.6
Total loans in repayment	15,335	100%	15,184	100%	15,420	100%
Total loans	15,963		15,815		16,087
Allowance for losses	(314)		(364)		(397)
Loans, net	$15,649		$15,451		$15,690
Percentage of loans in repayment		96.1%		96.0%		95.9%
Delinquencies as a percentage of loans in repayment		5.5%		6.3%		6.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		1.5%		1.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses (Continued)

FFELP Loans

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicators are loan status and loan type.

	FFELP Loan Delinquencies
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,219		$1,210		$1,304
Loans in forbearance(2)	3,397		3,532		4,192
Loans in repayment and percentage of each status:
Loans current	19,326	84.8%	19,441	82.4%	19,825	79.5%
Loans delinquent 31-60 days(3)	903	4.0	1,075	4.6	1,395	5.6
Loans delinquent 61-90 days(3)	624	2.7	706	3.0	1,180	4.7
Loans delinquent greater than 90 days(3)	1,933	8.5	2,350	10.0	2,530	10.2
Total FFELP Loans in repayment	22,786	100%	23,572	100%	24,930	100%
Total FFELP Loans	27,402		28,314		30,426
FFELP Loan allowance for losses	(165)		(173)		(182)
FFELP Loans, net	$27,237		$28,141		$30,244
Percentage of FFELP Loans in repayment		83.2%		83.3%		81.9%
Delinquencies as a percentage of FFELP Loans in repayment		15.2%		17.5%		20.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.0%		13.0%		14.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	March 31, 2026	March 31, 2025	Change
Stafford Loans	$9,006	$9,853	$(847)
Consolidation Loans	15,621	17,500	(1,879)
Rehab Loans	2,775	3,073	(298)
Total loans, gross	$27,402	$30,426	$(3,024)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses (Continued)

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

The following tables show the amortized cost basis as of March 31, 2026 and 2025 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended March 31, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$609	3.8%	$293	1.8%	$39	.2%

	Three Months Ended March 31, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$605	3.8%	$309	1.9%	$42	.3%

(1)
As of March 31, 2026 and 2025, there was $1.0 billion and $1.0 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three months ended March 31, 2026 and 2025, the following tables show the impact of such modification.

Three Months Ended March 31, 2026
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 11.6% to 5.2%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.2% to 5.1%.

Three Months Ended March 31, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.4% to 5.4%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.9% to 5.5%.

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

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Modified loans (amortized cost) (1)	$120	$120
Payment default (par)	$123	$122
Charge-offs (par)	$25	$10

(1)
For the three months ended March 31, 2026 and 2025, the modified loans include $82 million and $82 million, respectively, of Interest Rate Reduction, $5 million and $5 million, respectively, of Combination Rate Reduction and Term Extension, and $33 million and $33 million, respectively, of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to March 31, 2026 and the 12 months prior to December 31, 2025, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	March 31, 2026	December 31, 2025
Loans in school/deferment	$23	$24
Loans in forbearance	80	73
Loans current	2,099	2,056
Loans delinquent 31 - 60 days	179	191
Loans delinquent 61 - 90 days	108	125
Loans delinquent greater than 90 days	181	211
Total modified loans	$2,670	$2,680

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

3. Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

(Dollars in millions)	March 31, 2026	December 31, 2025
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	$106	$106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Federal Education Loans reportable segment:
FFELP Loans	227	227
Federal Education Loan Servicing	5	5
Total	232	232
Total goodwill	$428	$428

The Company performs its annual goodwill impairment test as of October 1. As of October 1, 2025, a quantitative test was performed, and the fair value of each reporting unit with goodwill exceeded its carrying value. In January 2026, Navient’s stock price experienced a decline and sustained volatility after Navient reduced its 2026 EPS guidance. The Company determined the decline in stock price constituted a triggering event requiring an interim goodwill impairment assessment.

Accordingly, management performed a qualitative impairment assessment as of March 31, 2026. The assessment included an analysis of the amount of cushion that existed (difference between the fair value and carry value of the reporting unit) when the quantitative test was last completed in the fourth quarter of 2025, and a review of macroeconomic conditions, including stock price volatilities within our industry and the broader market, the regulatory and legislative environment and the performance of each reporting unit relative to the key assumptions used in the previous October 1, 2025 quantitative test. We also considered our market capitalization in relation to book equity. We concluded it was more likely than not on March 31, 2026, that the fair value of each reporting unit with goodwill continued to exceed their respective carrying values and therefore goodwill was not impaired. Therefore, a quantitative impairment test was not required. The Company will continue to monitor its reporting units for any future triggering events.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

4. Borrowings

The following table summarizes our borrowings.

	March 31, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,225	$4,084	$5,309	$525	$4,782	$5,307
Total unsecured borrowings	1,225	4,084	5,309	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations(1)	432	10,303	10,735	469	10,250	10,719
FFELP Loan securitizations(2)(3)	105	24,525	24,630	109	25,302	25,411
Private Education Loan ABCP facilities(4)	2,145	—	2,145	1,942	—	1,942
FFELP Loan ABCP facilities(4)	1,811	347	2,158	1,869	299	2,168
Other(5)	166	39	205	160	39	199
Total secured borrowings	4,659	35,214	39,873	4,549	35,890	40,439
Total before hedge accounting adjustments	5,884	39,298	45,182	5,074	40,672	45,746
Hedge accounting adjustments	(14)	(58)	(72)	(1)	(39)	(40)
Total	$5,870	$39,240	$45,110	$5,073	$40,633	$45,706

(1)
Includes $432 million and $469 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of March 31, 2026 and December 31, 2025, respectively.
(2)
Includes $105 million and $109 million of short-term debt and $0 and $0 of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of March 31, 2026 and December 31, 2025, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.1 billion as of March 31, 2026 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2027 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
ABCP facilities include $728 million and $532 million of gross issuances in the three months ended March 31, 2026 and 2025, respectively, and $536 million and $536 million of gross paydowns in the three months ended March 31, 2026 and 2025, respectively. .
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

4. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2026 and December 31, 2025, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2026
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$432	$10,303	$10,735	$12,067	$399	$125	$12,591
FFELP Loan securitizations	105	24,525	24,630	25,089	955	1,117	27,161
Private Education Loan ABCP facilities	2,145	—	2,145	2,370	75	48	2,493
FFELP Loan ABCP facilities	1,811	347	2,158	2,105	79	115	2,299
Total before hedge accounting adjustments	4,493	35,175	39,668	41,631	1,508	1,405	44,544
Hedge accounting adjustments	—	(36)	(36)	—	—	(89)	(89)
Total	$4,493	$35,139	$39,632	$41,631	$1,508	$1,316	$44,455

	December 31, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$469	$10,250	$10,719	$11,960	$364	$127	$12,451
FFELP Loan securitizations	109	25,302	25,411	25,942	950	1,096	27,988
Private Education Loan ABCP facilities	1,942	—	1,942	2,173	68	44	2,285
FFELP Loan ABCP facilities	1,869	299	2,168	2,115	84	108	2,307
Total before hedge accounting adjustments	4,389	35,851	40,240	42,190	1,466	1,375	45,031
Hedge accounting adjustments	—	(16)	(16)	—	—	(75)	(75)
Total	$4,389	$35,835	$40,224	$42,190	$1,466	$1,300	$44,956

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$34	$39	$—	$—	$34	$39
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	2	3	—	—	2	3
Total derivative assets(2)		—	—	36	42	—	—	36	42
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(91)	(79)	—	—	(91)	(79)
Total derivative liabilities(2)		—	—	(91)	(79)	—	—	(91)	(79)
Net total derivatives		$—	$—	$(55)	$(37)	$—	$—	$(55)	$(37)

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
(2)
The following table shows derivative positions net of collateral:

	Other Assets		Other Liabilities
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivative values (as carried on balance sheet)	$36	$42	$(91)	$(79)
Cash collateral (held) pledged	(27)	(44)	52	40
Net position	$9	$(2)	$(39)	$(39)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2026		As of December 31, 2025
(Dollars in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,183	$(15)	$499	$(1)
Long-term borrowings	$3,918	$(60)	$4,675	$(42)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025	Mar 31, 2026	Dec 31, 2025
Notional Values:
Interest rate swaps	$1.4	$1.3	$4.1	$4.1	$.8	$.7	$6.3	$6.1
Cross-currency interest rate swaps	—	—	1.2	1.2	—	—	1.2	1.2
Total derivatives	$1.4	$1.3	$5.3	$5.3	$.8	$.7	$7.5	$7.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(10)	$58
Gains (losses) recognized in net income on hedged items	12	(61)
Net fair value hedge ineffectiveness gains (losses)	2	(3)
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(14)	54
Gains (losses) recognized in net income on hedged items	20	(57)
Net fair value hedge ineffectiveness gains (losses)	6	(3)
Total fair value hedges(1)(2)	8	(6)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	5	(25)
Total trading derivatives(3)	5	(25)
Mark-to-market gains (losses) recognized	$13	$(31)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Total gains (losses) on cash flow hedges	$3	$(1)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	—	—
Net changes in cash flow hedges, net of tax	$3	$(1)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2026	December 31, 2025
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$27	$44
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$27	$44
Derivative asset at fair value including accrued interest	$36	$51
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$52	$40
Total collateral pledged	$52	$40
Derivative liability at fair value including accrued interest and premium receivable	$95	$84

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts' credit ratings. At March 31, 2026 and December 31, 2025, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $8 million and $4 million, respectively. The trusts are not required to post collateral to the counterparties. At March 31, 2026 and December 31, 2025, the net positive exposure on swaps in securitization trusts was $1 million and $3 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2026	December 31, 2025
Accrued interest receivable	$1,620	$1,658
Benefit and insurance-related investments	460	458
Income tax asset, net	134	150
Derivatives at fair value	36	42
Fixed assets	21	23
Accounts receivable	11	12
Other	127	42
Total	$2,409	$2,385

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

7. Stockholders’ Equity

The following table summarizes our common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2026	2025
Common stock repurchased(1)	2.3	2.6
Common stock repurchased (in dollars)(1)	$23	$35
Average purchase price per share(1)	$9.91	$13.71
Remaining common stock repurchase authority(1)	$77	$76
Shares repurchased related to employee stock-based compensation plans(2)	.4	.4
Average purchase price per share(2)	$9.78	$13.75
Common shares issued(3)	1.2	1.3
Dividends paid	$15	$16
Dividends per share	$.16	$.16

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $100 million share repurchase program in October 2025.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2026 was $8.18.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Numerator:
Net income (loss)	$17	$(2)
Denominator:
Weighted average shares used to compute basic EPS	95	102
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	—
Dilutive potential common shares(2)	1	—
Weighted average shares used to compute diluted EPS	96	102
Basic earnings (loss) per common share	$.18	$(.02)
Diluted earnings (loss) per common share	$.17	$(.02)

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)
For the three months ended March 31, 2026 and 2025, approximately 0 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

During the three months ended March 31, 2026, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the first quarters of 2026 and 2025, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2026				December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$34	$—	$34	$—	$39	$—	$39
Cross-currency interest rate swaps	—	—	2	2	—	—	3	3
Total derivative assets(2)	—	34	2	36	—	39	3	42
Total	$—	$34	$2	$36	$—	$39	$3	$42
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(91)	(91)	—	—	(79)	(79)
Total derivative liabilities(2)	—	—	(91)	(91)	—	—	(79)	(79)
Total	$—	$—	$(91)	$(91)	$—	$—	$(79)	$(79)

(1)
Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)
Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2026				2025
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(76)	$—	$(76)	$—	$(244)	$—	$(244)
Total gains/(losses):
Included in earnings(1)	—	(20)	—	(20)	—	45	—	45
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	7	—	7	—	9	—	9
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(89)	$—	$(89)	$—	$(190)	$—	$(190)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$(13)	$—	$(13)	$—	$54	$—	$54

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Gains (losses) on derivative and hedging activities, net	$—	$—
Interest expense	(20)	45
Total	$(20)	$45

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2026	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(89)	Discounted cash flow	Constant Prepayment Rate	5%
Total	(89)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2026			December 31, 2025
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Private Education Loans	$15,091	$15,649	$(558)	$15,051	$15,451	$(400)
FFELP Loans	27,074	27,237	(163)	28,096	28,141	(45)
Cash and investments	2,279	2,279	—	2,270	2,270	—
Total earning assets	44,444	45,165	(721)	45,417	45,862	(445)
Interest-bearing liabilities
Short-term borrowings	5,876	5,870	(6)	5,084	5,073	(11)
Long-term borrowings	38,263	39,240	977	40,120	40,633	513
Total interest-bearing liabilities	44,139	45,110	971	45,204	45,706	502
Derivative financial instruments
Interest rate swaps	34	34	—	39	39	—
Cross-currency interest rate swaps	(89)	(89)	—	(76)	(76)	—
Excess of net asset fair value over carrying value			$250			$57

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2026	December 31, 2025
Private Education Loans, net	$15,649	$15,451
Cash and investments(1)	520	529
Other	562	565
Total assets	$16,731	$16,545

(1)
Includes restricted cash and investments.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2026	December 31, 2025
FFELP Loans, net	$27,237	$28,141
Cash and investments(1)	1,035	1,034
Other	1,702	1,681
Total assets	$29,974	$30,856

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

At March 31, 2026 and December 31, 2025, the Business Processing segment had total assets of $0 and $0, respectively.

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

At March 31, 2026 and December 31, 2025, the Other segment had total assets of $1.3 billion and $1.3 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$678					$277	$401	$—	$—
Cash and investments	17					4	8	—	5
Total interest income	695					281	409	—	5
Total interest expense	564					181	363	—	25
Net interest income (loss)	131	$2	$(7)	$(5)	$126	100	46	—	(20)
Less: provisions for loan losses	27				27	18	9	—	—
Net interest income (loss) after provisions for loan losses	104					82	37	—	(20)
Other income (loss):
Servicing revenue	11					3	8	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	10					—	—	—	5
Total other income	21	(2)	(3)	(5)	16	3	8	—	5
Expenses:
Direct operating expenses	55					39	16	—	—
Unallocated shared services expenses	34					—	—	—	34
Operating expenses(2)	89	—	—	—	89	39	16	—	34
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	93	—	(4)	(4)	89	39	16	—	34
Income (loss) before income tax expense (benefit)	32	—	(6)	(6)	26	46	29	—	(49)
Income tax expense (benefit)(3)	15	—	(8)	(8)	7	11	7	—	(11)
Net income (loss)	$17	$—	$2	$2	$19	$35	$22	$—	$(38)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(5)	$—	$(5)
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(10)	$4	(6)
Income tax expense (benefit)			(8)
Net income (loss)			$2

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended March 31, 2026
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$14	$15	$—	$—	$29
Information technology expenses	10	—	—	10	20
Corporate expenses	—	—	—	21	21
Other/remaining expenses	15	1	—	3	19
Operating expenses	$39	$16	$—	$34	$89

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended March 31, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$782					$289	$493	$—	$—
Cash and investments	20					5	10	—	5
Total interest income	802					294	503	—	5
Total interest expense	672					181	454	—	23
Net interest income (loss)	130	$6	$8	$14	$144	113	49	—	(18)
Less: provisions for loan losses	30				30	22	8	—	—
Net interest income (loss) after provisions for loan losses	100					91	41	—	(18)
Other income (loss):
Servicing revenue	13					3	10	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue	(10)					—	—	—	15
Total other income	26	(6)	31	25	51	3	10	23	15
Expenses:
Direct operating expenses	74					35	19	20	—
Unallocated shared services expenses	53					—	—	—	53
Operating expenses(2)	127	—	—	—	127	35	19	20	53
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	131	—	(1)	(1)	130	35	19	20	56
Income (loss) before income tax expense (benefit)	(5)	—	40	40	35	59	32	3	(59)
Income tax expense (benefit)(3)	(3)	—	12	12	9	13	8	1	(13)
Net income (loss)	$(2)	$—	$28	$28	$26	$46	$24	$2	$(46)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	25	—	25
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$39	$1	40
Income tax expense (benefit)			12
Net income (loss)			$28

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended March 31, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$15	$18	$—	$3	$36
Information technology expenses	9	—	1	21	31
Corporate expenses	—	1	—	24	25
Other/remaining expenses	11	—	19	5	35
Operating expenses	$35	$19	$20	$53	$127

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2026 and for the three months ended

March 31, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
GAAP net income (loss)	$17	$(2)
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(10)	39
Net impact of goodwill and acquired intangible assets(2)	4	1
Net tax effect(3)	8	(12)
Total Core Earnings adjustments to GAAP	2	28
Core Earnings net income (loss)	$19	$26

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
Steve Hauber
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 29, 2026

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	39-68

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33-36

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1.	Legal Proceedings	32, 61

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		69