Form 10-Q
period 2026-06-30
NAVIENT CORP
filed 2026-08-07
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of June 30, 2026, there were 93,783,828 shares of common stock outstanding.

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

Navient’s business consists of:

•
Consumer Lending

We own and manage a portfolio of $15.7 billion of Private Education Loans. Through our Earnest brand we help students and families succeed with education lending and digital financial services, originating Earnest branded in-school student loans and refinancing products. In the second quarter of 2026, we originated $815 million of Private Education Loans, a 63% increase over the year-ago period.

•
Federal Education Loans

We own and manage a portfolio of $26.5 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We support the success of our customers and ensure a compliant, efficient customer experience.

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

In October 2025, the Board authorized a new $100 million share repurchase program. At June 30, 2026, $74 million remained in available share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 5.1% and our Adjusted Tangible Equity Ratio(1) was 9.0% as of June 30, 2026.

(Dollars and shares in millions)	Q2-26	Q2-25
Shares repurchased	.3	1.9
Reduction in shares outstanding	—	2%
Total repurchases in dollars	$2	$24
Dividends paid	$15	$16
Total Capital Returned(2)	$17	$40
GAAP equity-to-asset ratio	5.1%	5.1%
Adjusted Tangible Equity Ratio(1)	9.0%	9.8%

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

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to maximize the cash flows from our loan portfolios, enhance the value of our growth businesses, simplify our company, reduce our expense base, and enhance our flexibility while maintaining a strong balance sheet. We have made substantial progress on these actions:

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
•
In conjunction with the decision to outsource student loan servicing, divesting the Business Processing segment increased the opportunities for shared cost reduction. Along with the above actions, we are reshaping our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company. The $59 million of restructuring and other reorganization charges recognized in 2024, 2025 and the first six months of 2026 (the vast majority of which relates to severance in connection with job abolishments) reflects the progress made to date in connection with this effort. As of June 30, 2026, we have reduced our headcount by over 85% since the beginning of 2024.
•
In 2025, we achieved and exceeded our $400 million expense reduction objective (which includes expenses related to the divested Business Processing segment) set out in 2024. This expense reduction increases our future life of loan net cash flows, providing increased financial flexibility.
•
We are executing on enhancing the value of our growth business related to in-school and refinance Private Education Loan originations, investing in capabilities to grow high-quality originations that generate targeted returns. In 2025, total originations increased 77% to $2.5 billion compared to $1.4 billion in 2024. In the first half of 2026, total originations increased 62% to $1.6 billion compared to $1.0 billion a year ago.
•
We classified $528 million of legacy private loans as held for sale as of June 30, 2026, consistent with our increased emphasis on our growth businesses.

We continue to evaluate opportunities to enhance shareholder value, which may include divestitures, acquisitions, restructurings and other strategic transactions. We may pursue such opportunities as circumstances warrant, although there can be no assurance that any particular action will be undertaken or completed.

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

The passage of the One Big Beautiful Bill Act (the "Big Beautiful Bill") on July 3, 2025, marks a significant shift in federal student lending programs, notably eliminating the GradPLUS loan program effective July 1, 2026. This development is anticipated to drive increased demand for private in-school graduate loans, presenting a unique loan origination growth opportunity for Navient. With our disciplined approach to growing in-school volume with a focus on graduate borrowers, we believe we are well-positioned to capture our share of this expanded market.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
GAAP Basis
Net income	$25	$14	$42	$11
Diluted earnings per common share	$.26	$.13	$.44	$.11
Weighted average shares used to compute diluted earnings per share	95	101	95	102
Return on assets	.22%	.11%	.18%	.05%

Core Earnings Basis(1)
Net income (1)	$27	$21	$47	$47
Diluted earnings per common share(1)	$.29	$.20	$.49	$.46
Weighted average shares used to compute diluted earnings per share	95	101	95	102
Net interest margin, Consumer Lending segment	2.26%	2.32%	2.37%	2.54%
Net interest margin, Federal Education Loans segment	.68%	.70%	.67%	.66%
Return on assets	.24%	.17%	.21%	.19%

Education Loan Portfolios
Ending Private Education Loans, net	$15,674	$15,530	$15,674	$15,530
Ending FFELP Loans, net	26,575	29,618	26,575	29,618
Ending total education loans, net	$42,249	$45,148	$42,249	$45,148
Average Private Education Loans	$15,985	$15,992	$15,971	$16,075
Average FFELP Loans	27,045	30,327	27,469	30,619
Average total education loans	$43,030	$46,319	$43,440	$46,694

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

Second-quarter 2026 GAAP net income was $25 million ($0.26 diluted earnings per share), compared with net income of $14 million ($0.13 diluted earnings per share) for the year-ago quarter. See “Results of Operations — GAAP Comparison of Second-Quarter 2026 Results with Second-Quarter 2025” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2026 Core Earnings net income was $27 million ($0.29 diluted Core Earnings per share), compared with $21 million ($0.20 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of second-quarter 2026 include:

Consumer Lending segment:

•
Net income of $27 million.
•
Net interest margin of 2.26%.
•
Originated $815 million of Private Education Loans, a 63% increase from a year ago.

Federal Education Loans segment:

•
Net income of $26 million.
•
Net interest margin of 0.68%.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 5.1% and adjusted tangible equity ratio(1) of 9.0%.
•
Repurchased $2 million of common shares.
•
Paid $15 million in common stock dividends.
•
Issued $500 million of unsecured debt and $1.3 billion of asset-backed securities.

Operating Expenses:

•
Incurred operating expenses of $82 million.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2026	2025	$	%	2026	2025	$	%
Interest income
Private Education Loans	$273	$273	$—	—%	$550	$562	$(12)	(2)%
FFELP Loans	391	483	(92)	(19)	791	975	(184)	(19)
Cash and investments	18	22	(4)	(18)	35	43	(8)	(19)
Total interest income	682	778	(96)	(12)	1,376	1,580	(204)	(13)
Total interest expense	560	650	(90)	(14)	1,123	1,322	(199)	(15)
Net interest income	122	128	(6)	(5)	253	258	(5)	(2)
Less: provisions for loan losses	26	37	(11)	(30)	54	67	(13)	(19)
Net interest income (loss) after provisions for loan losses	96	91	5	5	199	191	8	4
Other income (loss):
Servicing revenue	10	14	(4)	(29)	21	27	(6)	(22)
Asset recovery and business processing revenue	—	—	—	—	—	23	(23)	(100)
Other income	17	19	(2)	(11)	22	33	(11)	(33)
Gains (losses) on derivative and hedging activities, net	1	(5)	6	120	6	(30)	36	120
Total other income	28	28	—	—	49	53	(4)	(8)
Expenses:
Operating expenses	82	100	(18)	(18)	171	227	(56)	(25)
Goodwill and acquired intangible assets impairment and amortization expense	—	1	(1)	(100)	4	2	2	100
Restructuring/other reorganization expenses	3	—	3	100	2	3	(1)	(33)
Total expenses	85	101	(16)	(16)	177	232	(55)	(24)
Income before income tax expense	39	18	21	117	71	12	59	492
Income tax expense	14	4	10	250	29	1	28	2,800
Net income	$25	$14	$11	79%	$42	$11	$31	282%
Basic earnings per common share	$.27	$.14	$.13	93%	$.44	$.11	$.33	300%
Diluted earnings per common share	$.26	$.13	$.13	100%	$.44	$.11	$.33	300%
Dividends per common share	$.16	$.16	$—	—%	$.32	$.32	$—	—%

GAAP Comparison of Second-Quarter 2026 Results with Second-Quarter 2025

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

For the three months ended June 30, 2026, net income was $25 million, or $0.26 diluted earnings per common share, compared with net income of $14 million, or $0.13 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $6 million primarily due to the paydown of the FFELP portfolio and the Private Education Loan portfolio's changing product mix with Refinance Loans increasing as a percentage of the portfolio. The Refinance Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin.

• Provisions for loan losses decreased $11 million from $37 million to $26 million.

○ The provision for Private Loan losses decreased $11 million from $29 million to $18 million.

○ The provision for FFELP Loan losses remained unchanged at $8 million.

The provision for Private Loan losses of $18 million in the current period included $14 million associated with loan originations and $23 million related to a general reserve build primarily as a result of portfolio performance trends. While credit performance improved on a sequential basis during the quarter, delinquency and default levels in the Private Education Loan portfolio remain elevated. This was partially offset by a $19 million decrease as a result of classifying $528 million of loans as held for sale as of June 30, 2026. When loans are classified as held for sale the corresponding allowance for loan losses is reversed through provision for loan losses and such loans are carried at the lower of fair value or cost basis. These loans are carried at their cost basis as of June 30, 2026. The provision of $29 million in the year-ago quarter included $7 million associated with loan originations and $22 million related to a general reserve build primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses.

The provision for FFELP Loan losses of $8 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The provision of $8 million in the year-ago quarter was primarily the result of an increase in delinquency balances.

• Other income decreased $2 million primarily related to a $13 million decrease in transition services revenue we had earned related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025. This $13 million decrease was partially offset by a $12 million gain on an investment in the current period.

• Net gains on derivative and hedging activities increased $6 million due primarily to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $18 million, $13 million of which was due to a decline in expenses in connection with providing transition services related to our various strategic initiatives. As of October 2025 we had no further obligations to provide these transition services. There was a $5 million increase in marketing and other expenses associated with the growth of our consumer lending businesses. The remaining $10 million decrease primarily relates to cost saving initiatives implemented, which have reduced our operating costs mostly in connection with our shared service functions and corporate footprint.

• Restructuring and other reorganization expenses increased $3 million primarily due to an increase in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, continue to reduce our expense base and enhance our flexibility.

We repurchased 0.3 million and 1.9 million shares of our common stock during the second quarters of 2026 and 2025, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 6 million common shares (or 6%) from the year-ago period.

GAAP Comparison of Six Months Ended June 30, 2026 Results with Six Months Ended June 30, 2025

For the six months ended June 30, 2026, net income was $42 million, or $0.44 diluted earnings per common share, compared with net income of $11 million, or $0.11 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

• Net interest income decreased by $5 million primarily due to the paydown of the FFELP portfolio and the Private Education Loan portfolio's changing product mix with Refinance Loans increasing as a percentage of the portfolio. The Refinance Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin. This was partially offset by a $14 million increase in mark-to-market gains on fair value hedges recorded in interest expense.

• Provisions for loan losses decreased $13 million from $67 million to $54 million.

○ The provision for Private Loan losses decreased $14 million from $51 million to $37 million.

○ The provision for FFELP Loan losses increased $1 million from $16 million to $17 million.

The provision for Private Loan losses of $37 million in the current period included $26 million associated with loan originations and $30 million related to a general reserve build primarily as a result of portfolio performance trends. While credit performance improved on a sequential basis during the period, delinquency and default levels in the Private Education Loan portfolio remain elevated. This was partially offset by a $19 million decrease as a result of classifying $528 million of loans as held for sale as of June 30, 2026. When loans are classified as held for sale the corresponding allowance for loan losses is reversed through provision for loan losses and such loans are carried at the lower of fair value or cost basis. These loans are carried at their cost basis as of June 30, 2026. The provision of $51 million in the year-ago quarter included $14 million associated with loan originations and $37 million related to a general reserve build primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses.

The provision for FFELP Loan losses of $17 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The provision of $16 million in the year-ago quarter was primarily the result of an increase in delinquency balances.

• Asset recovery and business processing revenue decreased $23 million as a result of the sale of our government services business in February 2025. With the sale of our government services business, Navient no longer provides business processing segment services.

• Other income decreased $11 million primarily related to a $24 million decrease in transition services revenue we had earned related to our various strategic initiatives. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025. This $24 million decrease was partially offset by a $12 million gain on an investment in the current period.

• Net gains on derivative and hedging activities increased $36 million due primarily to interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

• Operating expenses decreased $56 million, $23 million of which was due to a decline in business processing expenses as a result of the sale of our government services business in February 2025 ($20 million of the reduction is in the Business Processing segment and $3 million of the reduction is in the Other segment). In addition, there was a $23 million decline in expenses in connection with providing transition services related to our various strategic initiatives. As of October 2025 we had no further obligations to provide these transition services. There was an $11 million increase in marketing and other expenses associated with the growth of our consumer lending businesses. The remaining $21 million decrease primarily relates to cost saving initiatives implemented, which have reduced our operating costs mostly in connection with our shared service functions and corporate footprint.

• Restructuring and other reorganization expenses decreased $1 million primarily due to a decrease in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the company, continue to reduce our expense base and enhance our flexibility.

• The effective income tax rates for the current year and year-ago periods were 41% and 9%, respectively. The movement in the effective income tax rate was primarily driven by state tax expense in connection with uncertain tax positions as well as changes in the valuation allowance attributed to disallowed interest expense carryovers.

We repurchased 2.6 million and 4.5 million shares of our common stock during the six months ended June 30, 2026 and June 30, 2025, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 7 million common shares (or 7%) from the year-ago period.

Segment Results

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Interest income:
Private Education Loans	$273	$273	—%	$550	$562	(2)%
Cash and investments	5	5	—	9	10	(10)
Interest income	278	278	—	559	572	(2)
Interest expense	185	183	1	365	364	—
Net interest income	93	95	(2)	194	208	(7)
Less: provision for loan losses	18	29	(38)	37	51	(27)
Net interest income after provision for loan losses	75	66	14	157	157	—
Total other income	2	3	(33)	4	6	(33)
Direct operating expenses	42	36	17	81	70	16
Income before income tax expense	35	33	6	80	93	(14)
Income tax expense	8	7	14	18	21	(14)
Net income	$27	$26	4%	$62	$72	(14)%

Comparison of Second-Quarter 2026 Results with Second-Quarter 2025

•
Originated $815 million of Private Education Loans, a 63% increase compared to $500 million.
o
Refinance Loan originations were $735 million compared to $443 million.
o
In-school loan originations were $80 million compared to $57 million.
•
Net income was $27 million compared to $26 million.
•
Net interest income decreased $2 million, primarily due to the changing product mix with Refinance Loans increasing as a percentage of the portfolio. The Refinance Loan portfolio earns a lower net interest margin compared to the non-refinance portfolio, due to lower expected credit losses, which reduces the overall net interest margin.
•
Provision for loan losses decreased $11 million. The provision for loan losses of $18 million in the current quarter included $14 million associated with loan originations and $23 million related to a general reserve build primarily as a result of portfolio performance trends. While credit performance improved on a sequential basis during the quarter, delinquency and default levels in the Private Education Loan portfolio remain elevated. This was partially offset by a $19 million decrease as a result of classifying $528 million of loans as held for sale as of June 30, 2026. When loans are classified as held for sale the corresponding allowance for loan losses is reversed and such loans are carried at the lower of fair value or cost basis. These loans are carried at their cost basis as of June 30, 2026. The provision for loan losses of $29 million in the year-ago quarter included $7 million in connection with loan originations and $22 million related to a general reserve build (primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses).
o
Net charge-offs were $71 million, down $9 million compared to $80 million in the year-ago quarter.
o
Private Education Loan delinquencies greater than 90 days: $349 million, down $110 million from $459 million.
o
Private Education Loan forbearances: $271 million, up $21 million from $250 million.
•
Expenses increased $6 million primarily reflecting marketing and other expenses associated with the growth of our consumer lending businesses.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net interest margin	2.26%	2.32%	2.37%	2.54%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.38%	2.42%	2.48%	2.64%
Provision for loan losses	$17	$29	$35	$51
Net charge-offs	$71	$80	$143	$152
Net charge-off rate(1)	1.84%	2.08%	1.87%	1.98%
Greater than 30-days delinquency rate(1)	5.4%	6.4%	5.4%	6.4%
Greater than 90-days delinquency rate(1)	2.4%	3.0%	2.4%	3.0%
Forbearance rate(1)	1.8%	1.6%	1.8%	1.6%
Average Private Education Loans	$15,985	$15,992	$15,971	$16,075
Ending Private Education Loans, net	$15,674	$15,530	$15,674	$15,530
Private Education Refinance Loans:
Net charge-offs	$18	$18	$34	$33
Greater than 90-days delinquency rate	.8%	.8%	.8%	.8%
Average balance of Private Education Refinance Loans	$9,271	$8,531	$9,145	$8,497
Ending balance of Private Education Refinance Loans	$9,258	$8,469	$9,258	$8,469
Private Education Refinance Loan originations	$735	$443	$1,513	$914

(1)
Second-quarter 2026 excludes $528 million of loans, and the corresponding delinquencies, forbearances, and charge-offs, that were classified as held for sale as of June 30, 2026.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Private Education Loan yield	6.85%	6.85%	6.94%	7.05%
Private Education Loan cost of funds	(4.47)	(4.43)	(4.46)	(4.41)
Private Education Loan spread	2.38	2.42	2.48	2.64
Other interest-earning asset spread impact	(.12)	(.10)	(.11)	(.10)
Net interest margin(2)	2.26%	2.32%	2.37%	2.54%

(2)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Private Education Loans	$15,985	$15,992	$15,971	$16,075
Other interest-earning assets	551	482	542	485
Total Private Education Loan interest-earning assets	$16,536	$16,474	$16,513	$16,560

The 6 basis point decrease in the net interest margin in second-quarter 2026 is primarily the result of the continued shift of the Refinance Loan portfolio becoming a higher percentage of the overall Private Education Loan portfolio. The Refinance Loan portfolio earns a lower net interest margin compared to the non-refinance loan portfolio, due to lower expected credit losses, which reduces the overall net interest margin.

As of June 30, 2026, our Private Education Loan portfolio totaled $15.7 billion, comprised of $9.3 billion of refinance loans and $6.4 billion of non-refinance loans. The weighted-average life of these portfolios as of June 30, 2026 was 5 years and 4 years, respectively, assuming a Constant Prepayment Rate (CPR) of 10% and 8%, respectively.

Provision for Loan Losses

The provision for loan losses decreased $11 million. The provision for loan losses of $18 million in second quarter 2026 included $14 million associated with loan originations and $23 million related to a general reserve build primarily as a result of portfolio performance trends. While credit performance improved on a sequential basis during the quarter, delinquency and default levels in the Private Education Loan portfolio remain elevated. This was partially offset by a $19 million decrease as a result of classifying $528 million of loans as held for sale as of June 30, 2026. When loans are classified as held for sale the corresponding allowance for loan losses is reversed through provision for loan losses and such loans are carried at the lower of fair value or cost basis. These loans are carried at their cost basis as of June 30, 2026. The provision for loan losses of $29 million in the year-ago period included $7 million in connection with loan originations and $22 million related to a general reserve build primarily as a result of an increase in delinquency balances as well as a weakening in the forecasted macroeconomic metrics used to estimate expected losses.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $6 million primarily reflecting marketing and other expenses associated with the growth of our consumer lending businesses.

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Interest income:
FFELP Loans	$391	$483	(19)%	$791	$975	(19)%
Cash and investments	8	10	(20)	17	20	(15)
Total interest income	399	493	(19)	808	995	(19)
Total interest expense	351	438	(20)	714	892	(20)
Net interest income	48	55	(13)	94	103	(9)
Less: provision for loan losses	8	8	—	17	16	6
Net interest income after provision for loan losses	40	47	(15)	77	87	(11)
Total other income	8	10	(20)	17	20	(15)
Direct operating expenses	15	17	(12)	31	37	(16)
Income before income tax expense	33	40	(18)	63	70	(10)
Income tax expense	7	10	(30)	15	16	(6)
Net income	$26	$30	(13)%	$48	$54	(11)%

Comparison of Second-Quarter 2026 Results with Second-Quarter 2025

•
Net income was $26 million compared to $30 million.
•
Net interest income decreased $7 million primarily due to the paydown of the loan portfolio.
•
Provision for loan losses remained unchanged at $8 million. The provision for loan losses of $8 million in the current period was primarily the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The $8 million of provision for loan losses in the year-ago quarter was primarily the result of an increase in delinquency balances.
o
Net charge-offs were $10 million compared to $8 million.
o
Delinquencies greater than 90 days were $1.8 billion compared to $2.5 billion.
o
Forbearances were $3.3 billion compared to $3.7 billion.
•
Expenses were $2 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party in 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Segment net interest margin	.68%	.70%	.67%	.66%
FFELP Loans:
FFELP Loan spread	.76%	.75%	.74%	.71%
Provision for loan losses	$8	$8	$17	$16
Net charge-offs	$10	$8	$27	$14
Net charge-off rate	.18%	.14%	.24%	.12%
Greater than 30-days delinquency rate	14.7%	19.0%	14.7%	19.0%
Greater than 90-days delinquency rate	8.0%	10.1%	8.0%	10.1%
Forbearance rate	12.8%	12.8%	12.8%	12.8%
Average FFELP Loans	$27,045	$30,327	$27,469	$30,619
Ending FFELP Loans, net	$26,575	$29,618	$26,575	$29,618

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FFELP Loan yield	5.54%	6.13%	5.56%	6.17%
Floor Income	.25	.25	.25	.25
FFELP Loan net yield	5.79	6.38	5.81	6.42
FFELP Loan cost of funds	(5.03)	(5.63)	(5.07)	(5.71)
FFELP Loan spread	.76	.75	.74	.71
Other interest-earning asset spread impact	(.08)	(.05)	(.07)	(.05)
Net interest margin(1)	.68%	.70%	.67%	.66%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
FFELP Loans	$27,045	$30,327	$27,469	$30,619
Other interest-earning assets	977	861	949	875
Total FFELP Loan interest-earning assets	$28,022	$31,188	$28,418	$31,494

As of June 30, 2026, our FFELP Loan portfolio totaled $26.5 billion. The weighted-average life of this portfolio as of June 30, 2026 was 8 years assuming a CPR of 3% through 2028 and 5% thereafter.

Floor Income

The following table analyzes, on a Core Earnings basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2026 and 2025, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2026	June 30, 2025
Education loans eligible to earn Floor Income	$26.4	$29.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(12.8)	(14.2)
Less: economically hedged Floor Income	(.6)	(.7)
Education loans eligible to earn Floor Income after rebates and economically hedged	$13.0	$14.5
Education loans earning Floor Income	$5.1	$4.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2026 to December 31, 2028.

(Dollars in billions)	July 1, 2026 to December 31, 2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$.6	$.3	$.2

Provision for Loan Losses

Provision for loan losses remained unchanged at $8 million. The $8 million in the current period was the result of increased charge-offs due to prior disaster forbearance volume, as well as the continued extension of the portfolio. The $8 million of provision for loan losses in the year-ago quarter was primarily the result of an increase in delinquency balances.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $2 million lower primarily as a result of the outsourcing of the loan servicing of our portfolio to a third party in 2024. This created a variable cost structure resulting in a reduction in expenses as the portfolio paid down.

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net interest loss after provision for loan losses	$(21)	$(19)	11%	$(42)	$(36)	17%
Other revenue	17	20	(15)	22	34	(35)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	6	20	(70)	16	41	(61)
Unallocated corporate costs	19	27	(30)	43	59	(27)
Total unallocated shared services operating expenses	25	47	(47)	59	100	(41)
Restructuring/other reorganization expenses	3	—	100	2	3	(33)
Total expenses	28	47	(40)	61	103	(41)
Loss before income tax benefit	(32)	(46)	(30)	(81)	(105)	(23)
Income tax benefit	(6)	(11)	(45)	(18)	(24)	(25)
Net loss	$(26)	$(35)	(26)%	$(63)	$(81)	(22)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Other Revenue

All revenue and expense in connection with the transition services we performed related to the outsourcing of loan servicing and divestiture of our Business Processing segment are included in the Other segment. The transition services related to the outsourcing of loan servicing and the sale of our healthcare services business ended in May 2025. The transition services related to the sale of our government services business ended in October 2025. Other revenue decreased $3 million primarily related to a $13 million decrease in this transition services revenue. This $13 million decrease was partially offset by a $12 million gain on an investment in the current period.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management, the Board of Directors, and transition services discussed above under "Other Revenue." Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Operating expenses decreased $22 million from second-quarter 2025, as a result of a $13 million decline in expenses in connection with providing transition services discussed in “Other revenue” above with the remaining decrease primarily related to the cost reduction efforts in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility. Regulatory-related expenses were $1 million and $1 million in second quarters 2026 and 2025, respectively.

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

Restructuring/Other Reorganization Expenses

These expenses increased $3 million primarily due to an increase in severance-related costs incurred in connection with the various strategic initiatives that have been and continue to be implemented to simplify the Company, reduce our expense base and enhance our flexibility.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Business processing revenue	$—	$—	—%	$—	$23	(100)%
Direct operating expenses	—	—	—	—	20	(100)
Income before income tax expense	—	—	—	—	3	(100)
Income tax expense	—	—	—	—	1	(100)
Net income	$—	$—	—%	$—	$2	(100)%

Comparison of Second-Quarter 2026 Results with Second-Quarter 2025

With the sale of our government services business in February 2025, Navient no longer provides business processing segment services. Navient provided certain transition services in connection with the sale of our business processing businesses. As of October 2025, we had no further obligations to provide these transition services.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue from government services	$—	$—	$—	$23
Revenue from healthcare services	—	—	—	—
Total fee revenue	$—	$—	$—	$23

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$94	$7	$101
Grace, repayment and other(2)	15,843	26,731	42,574
Total	15,937	26,738	42,675
Allowance for loan losses	(263)	(163)	(426)
Total education loan portfolio	$15,674	$26,575	$42,249
% of total	37%	63%	100%

	December 31, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$108	$7	$115
Grace, repayment and other(2)	15,707	28,307	44,014
Total	15,815	28,314	44,129
Allowance for loan losses	(364)	(173)	(537)
Total education loan portfolio	$15,451	$28,141	$43,592
% of total	35%	65%	100%

	June 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$8	$96
Grace, repayment and other(2)	15,790	29,792	45,582
Total	15,878	29,800	45,678
Allowance for loan losses	(348)	(182)	(530)
Total education loan portfolio	$15,530	$29,618	$45,148
% of total	34%	66%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,649	$27,237	$42,886
Acquisitions (originations and purchases)(1)	772	—	772
Capitalized interest and premium/discount amortization	33	205	238
Refinancings and consolidations to third parties	(112)	(204)	(316)
Repayments and other	(668)	(663)	(1,331)
Ending balance	$15,674	$26,575	$42,249

	Three Months Ended June 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,690	$30,244	$45,934
Acquisitions (originations and purchases)(1)	472	—	472
Capitalized interest and premium/discount amortization	42	259	301
Refinancings and consolidations to third parties	(54)	(222)	(276)
Repayments and other	(620)	(663)	(1,283)
Ending balance	$15,530	$29,618	$45,148

	Six Months Ended June 30, 2026
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,451	$28,141	$43,592
Acquisitions (originations and purchases)(1)	1,719	—	1,719
Capitalized interest and premium/discount amortization	81	403	484
Refinancings and consolidations to third parties	(215)	(409)	(624)
Repayments and other	(1,362)	(1,560)	(2,922)
Ending balance	$15,674	$26,575	$42,249

	Six Months Ended June 30, 2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$15,716	$30,852	$46,568
Acquisitions (originations and purchases)(1)	1,103	—	1,103
Capitalized interest and premium/discount amortization	91	519	610
Refinancings and consolidations to third parties	(109)	(424)	(533)
Repayments and other	(1,271)	(1,329)	(2,600)
Ending balance	$15,530	$29,618	$45,148

(1)
Includes the origination of $122 million and $73 million of Private Education Refinance Loans in the second-quarters of 2026 and 2025, respectively, and $242 million and $146 million in the six months ended June 30, 2026 and 2025, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

Private Education Loan Portfolio Performance

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$357		$395		$361
Loans in forbearance(2)	271		236		250
Loans in repayment and percentage of each status:
Loans current	13,985	94.6%	14,230	93.7%	14,296	93.6%
Loans delinquent 31-60 days(3)	279	1.9	326	2.1	335	2.2
Loans delinquent 61-90 days(3)	168	1.1	194	1.3	177	1.2
Loans delinquent greater than 90 days(3)	349	2.4	434	2.9	459	3.0
Total Private Education Loans in repayment	14,781	100%	15,184	100%	15,267	100%
Total Private Education Loans, gross(5)	15,409		15,815		15,878
Private Education Loan allowance for losses	(263)		(364)		(348)
Private Education Loans, net	$15,146		$15,451		$15,530
Percentage of Private Education Loans in repayment		95.9%		96.0%		96.2%
Delinquencies as a percentage of Private Education Loans in repayment		5.4%		6.3%		6.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		1.5%		1.6%
Percentage of Private Education Loans with a cosigner(4)		29%		32%		32%

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
(4)
Excluding Private Education Refinance Loans, the cosigner rate was 66%, 67% and 66% for second-quarter 2026, fourth-quarter 2025 and second-quarter 2025, respectively.
(5)
June 30, 2026 excludes $528 million of loans classified as held for sale as of June 30, 2026.

FFELP Loan Portfolio Performance

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,131		$1,210		$1,280
Loans in forbearance(2)	3,283		3,532		3,653
Loans in repayment and percentage of each status:
Loans current	19,040	85.3%	19,441	82.4%	20,145	81.0%
Loans delinquent 31-60 days(3)	904	4.1	1,075	4.6	1,333	5.4
Loans delinquent 61-90 days(3)	590	2.6	706	3.0	863	3.5
Loans delinquent greater than 90 days(3)	1,790	8.0	2,350	10.0	2,526	10.1
Total FFELP Loans in repayment	22,324	100%	23,572	100%	24,867	100%
Total FFELP Loans	26,738		28,314		29,800
FFELP Loan allowance for losses	(163)		(173)		(182)
FFELP Loans, net	$26,575		$28,141		$29,618
Percentage of FFELP Loans in repayment		83.5%		83.3%		83.4%
Delinquencies as a percentage of FFELP Loans in repayment		14.7%		17.5%		19.0%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		13.0%		12.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Loan Losses – Education Loans

	Three Months Ended June 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$314	$165	$479	$397	$182	$579
Total provision	17	8	25	29	8	37
Charge-offs:
Gross charge-offs	(82)	(10)	(92)	(93)	(8)	(101)
Expected future recoveries on current period gross charge-offs	11	—	11	13	—	13
Net charge-offs(1)	(71)	(10)	(81)	(80)	(8)	(88)
Decrease in expected future recoveries on previously fully charged-off loans(2)	3	—	3	2	—	2
Allowance at end of period (GAAP)	263	163	426	348	182	530
Plus: expected future recoveries on previously fully charged-off loans(2)	163	—	163	172	—	172
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$426	$163	$589	$520	$182	$702
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.84%	.18%		2.08%	.14%
Allowance coverage of charge-offs (annualized)(3)(4)	1.6	4.0	(Non-GAAP)	1.6	5.2	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)(4)	2.8%	.6%	(Non-GAAP)	3.3%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(3)(4)	2.9%	.7%	(Non-GAAP)	3.4%	.7%	(Non-GAAP)
Ending total loans(4)	$15,409	$26,738		$15,878	$29,800
Average loans in repayment(4)	$14,803	$22,478		$15,375	$25,133
Ending loans in repayment(4)	$14,781	$22,324		$15,267	$24,867

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

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$166	$174
Expected future recoveries of current period defaults	11	13
Recoveries (cash collected)	(10)	(11)
Charge-offs (as a result of lower recovery expectations)	(4)	(4)
End of period expected future recoveries on previously fully charged-off loans	$163	$172
Change in balance during period	$(3)	$(2)
(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.
(4)
Second-quarter 2026 excludes $528 million of loans, and the corresponding charge-offs, that were classified as held for sale as of June 30, 2026.

	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$364	$173	$537	$441	$180	$621
Total provision	35	17	52	51	16	67
Charge-offs:
Gross charge-offs	(165)	(27)	(192)	(175)	(14)	(189)
Expected future recoveries on current period gross charge-offs	22	—	22	23	—	23
Net charge-offs(1)	(143)	(27)	(170)	(152)	(14)	(166)
Decrease in expected future recoveries on previously fully charged-off loans(2)	7	—	7	8	—	8
Allowance at end of period (GAAP)	263	163	426	348	182	530
Plus: expected future recoveries on previously fully charged-off loans(2)	163	—	163	172	—	172
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$426	$163	$589	$520	$182	$702
Net charge-offs as a percentage of average loans in repayment (annualized)(4)	1.87%	.24%		1.98%	.12%
Allowance coverage of charge-offs (annualized)(3)(4)	1.5	3.0	(Non-GAAP)	1.7	6.1	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)(4)	2.8%	.6%	(Non-GAAP)	3.3%	.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(3)(4)	2.9%	.7%	(Non-GAAP)	3.4%	.7%	(Non-GAAP)
Ending total loans(4)	$15,409	$26,738		$15,878	$29,800
Average loans in repayment(4)	$14,792	$22,850		$15,423	$25,295
Ending loans in repayment(4)	$14,781	$22,324		$15,267	$24,867

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

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	22	23
Recoveries (cash collected)	(20)	(21)
Charge-offs (as a result of lower recovery expectations)	(9)	(10)
End of period expected future recoveries on previously fully charged-off loans	$163	$172
Change in balance during period	$(7)	$(8)
(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.
(4)
Six months ended June 30, 2026 excludes $528 million of loans, and the corresponding charge-offs, that were classified as held for sale as of June 30, 2026.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.3 billion at June 30, 2026. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.6 billion of senior unsecured notes that mature in the long term (from 2027 to 2043 with 79% maturing by 2032), through a number of sources. These sources include our cash on hand, unencumbered Private Education Refinance Loan and FFELP Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured Private Education Loan and FFELP Loan asset-backed commercial paper (ABCP) facilities, issue term asset-backed securities (ABS), enter into additional Private Education Loan and FFELP Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 0.3 million shares of common stock for $2 million in the second quarter of 2026 and have $74 million of unused share repurchase authority as of June 30, 2026.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Ending Balances:
Unrestricted cash	$770	$637	$712
Unencumbered Private Education Refinance Loans	314	529	510
Unencumbered FFELP Loans	42	83	51
Total	$1,126	$1,249	$1,273

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	June 30, 2025
Average Balances:
Unrestricted cash	$686	$589	$743	$620	$658
Unencumbered Private Education Refinance Loans	665	684	629	677	517
Unencumbered FFELP Loans	56	71	73	55	123
Total	$1,407	$1,344	$1,445	$1,352	$1,298

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the Private Education Loan and FFELP Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from October 2026 to April 2029.

(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Ending Balances:
Private Education Loan ABCP facilities	$1,841	$1,689	$1,754
FFELP Loan ABCP facilities	—	193	190
Total	$1,841	$1,882	$1,944

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2025	June 30, 2026	June 30, 2025
Average Balances:
Private Education Loan ABCP facilities	$1,678	$2,051	$1,613	$1,669	$1,530
FFELP Loan ABCP facilities	134	184	219	149	284
Total	$1,812	$2,235	$1,832	$1,818	$1,814

At June 30, 2026, we had a total of $2.7 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.0 billion of our unencumbered tangible assets of which $1.0 billion and $42 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2026, we had $4.9 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of June 30, 2026, $0.5 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2026	December 31, 2025
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	$2.3	$2.1
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	2.6	2.6
Tangible unencumbered assets(1)	2.7	2.9
Senior unsecured debt	(5.3)	(5.3)
Mark-to-market on unsecured hedged debt(2)	—	—
Other liabilities, net	(.3)	(.3)
Total Tangible Equity(3)	$2.0	$2.0

(1)
Excludes goodwill and acquired intangible assets.
(2)
At June 30, 2026 and December 31, 2025, there were $(78) million and $(50) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	June 30, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$720	$4,580	$5,300	$525	$4,782	$5,307
Total unsecured borrowings	720	4,580	5,300	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations	408	10,847	11,255	469	10,250	10,719
FFELP Loan securitizations	—	23,670	23,670	109	25,302	25,411
Private Education Loan ABCP facilities	1,159	574	1,733	1,942	—	1,942
FFELP Loan ABCP facilities	1,752	499	2,251	1,869	299	2,168
Other	186	38	224	160	39	199
Total secured borrowings	3,505	35,628	39,133	4,549	35,890	40,439
Core Earnings basis borrowings(1)	4,225	40,208	44,433	5,074	40,672	45,746
Adjustment for GAAP accounting treatment	(11)	(85)	(96)	(1)	(39)	(40)
GAAP basis borrowings	$4,214	$40,123	$44,337	$5,073	$40,633	$45,706

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$5,401	7.90%	$5,512	8.48%	$5,355	7.91%	$5,419	8.50%
Total unsecured borrowings	5,401	7.90	5,512	8.48	5,355	7.91	5,419	8.50
Secured borrowings:
Private Education Loan securitizations	10,781	3.97	10,690	3.68	10,718	3.93	10,714	3.65
FFELP Loan securitizations	24,169	4.86	27,372	5.46	24,590	4.91	27,691	5.55
Private Education Loan ABCP facilities	1,915	5.61	2,105	6.34	1,937	5.64	2,204	6.33
FFELP Loan ABCP facilities	2,137	5.07	1,820	5.76	2,154	5.10	1,772	5.82
Other	217	3.86	105	1.57	208	3.95	98	.91
Total secured borrowings	39,219	4.66	42,092	5.06	39,607	4.69	42,479	5.11
Core Earnings basis borrowings(1)	44,620	5.05	47,604	5.45	44,962	5.07	47,898	5.50
Adjustment for GAAP accounting treatment	—	(.02)	—	.03	—	(.03)	—	.07
GAAP basis borrowings	$44,620	5.03%	$47,604	5.48%	$44,962	5.04%	$47,898	5.57%

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

	Three Months Ended June 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$664					$273	$391	$—	$—
Cash and investments	18					5	8	—	5
Total interest income	682					278	399	—	5
Total interest expense	560					185	351	—	26
Net interest income (loss)	122	$1	$(3)	$(2)	$120	93	48	—	(21)
Less: provisions for loan losses	26				26	18	8	—	—
Net interest income (loss) after provisions for loan losses	96					75	40	—	(21)
Other income (loss):
Servicing revenue	10					2	8	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	18					—	—	—	17
Total other income	28	(1)	—	(1)	27	2	8	—	17
Expenses:
Direct operating expenses	57					42	15	—	—
Unallocated shared services expenses	25					—	—	—	25
Operating expenses	82	—	—	—	82	42	15	—	25
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	85	—	—	—	85	42	15	—	28
Income (loss) before income tax expense (benefit)	39	—	(3)	(3)	36	35	33	—	(32)
Income tax expense (benefit)(2)	14	—	(5)	(5)	9	8	7	—	(6)
Net income (loss)	$25	$—	$2	$2	$27	$27	$26	$—	$(26)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(2)	$—	$(2)
Total other income	(1)	—	(1)
Goodwill and acquired intangible asset impairment and amortization	—	—	—
Total Core Earnings adjustments to GAAP	$(3)	$—	(3)
Income tax expense (benefit)			(5)
Net income (loss)			$2

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$756					$273	$483	$—	$—
Cash and investments	22					5	10	—	7
Total interest income	778					278	493	—	7
Total interest expense	650					183	438	—	26
Net interest income (loss)	128	$5	$(2)	$3	$131	95	55	—	(19)
Less: provisions for loan losses	37				37	29	8	—	—
Net interest income (loss) after provisions for loan losses	91					66	47	—	(19)
Other income (loss):
Servicing revenue	14					3	11	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	14					—	(1)	—	20
Total other income	28	(5)	10	5	33	3	10	—	20
Expenses:
Direct operating expenses	53					36	17	—	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses	100	—	—	—	100	36	17	—	47
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	101	—	(1)	(1)	100	36	17	—	47
Income (loss) before income tax expense (benefit)	18	—	9	9	27	33	40	—	(46)
Income tax expense (benefit)(2)	4	—	2	2	6	7	10	—	(11)
Net income (loss)	$14	$—	$7	$7	$21	$26	$30	$—	$(35)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income	5	—	5
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			2
Net income (loss)			$7

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,341					$550	$791	$—	$—
Cash and investments	35					9	17	—	9
Total interest income	1,376					559	808	—	9
Total interest expense	1,123					365	714	—	51
Net interest income (loss)	253	$3	$(10)	$(7)	$246	194	94	—	(42)
Less: provisions for loan losses	54				54	37	17	—	—
Net interest income (loss) after provisions for loan losses	199					157	77	—	(42)
Other income (loss):
Servicing revenue	21					4	17	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	28					—	—	—	22
Total other income	49	(3)	(3)	(6)	43	4	17	—	22
Expenses:
Direct operating expenses	112					81	31	—	—
Unallocated shared services expenses	59					—	—	—	59
Operating expenses	171	—	—	—	171	81	31	—	59
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—	—	—	—
Restructuring/other reorganization expenses	2	—	—	—	2	—	—	—	2
Total expenses	177	—	(4)	(4)	173	81	31	—	61
Income (loss) before income tax expense (benefit)	71		(9)	(9)	62	80	63	—	(81)
Income tax expense (benefit)(2)	29	—	(14)	(14)	15	18	15	—	(18)
Net income (loss)	$42	$—	$5	$5	$47	$62	$48	$—	$(63)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(7)	$—	$(7)
Total other income	(6)	—	(6)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(13)	$4	(9)
Income tax expense (benefit)			(14)
Net income (loss)			$5

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,537					$562	$975	$—	$—
Cash and investments	43					10	20	—	13
Total interest income	1,580					572	995	—	13
Total interest expense	1,322					364	892	—	49
Net interest income (loss)	258	$11	$6	$17	$275	208	103	—	(36)
Less: provisions for loan losses	67				67	51	16	—	—
Net interest income (loss) after provisions for loan losses	191					157	87	—	(36)
Other income (loss):
Servicing revenue	27					6	21	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	3					—	(1)	—	34
Total other income	53	$(11)	$41	30	83	6	20	23	34
Expenses:
Direct operating expenses	127					70	37	20	—
Unallocated shared services expenses	100					—	—	—	100
Operating expenses	227	—	$—	—	227	70	37	20	100
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	232	—	(2)	(2)	230	70	37	20	103
Income (loss) before income tax expense (benefit)	12	$—	$49	$49	61	93	70	3	(105)
Income tax expense (benefit)(2)	1	—	13	13	14	21	16	1	(24)
Net income (loss)	$11	$—	$36	$36	$47	$72	$54	$2	$(81)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$47	$2	49
Income tax expense (benefit)			13
Net income (loss)			$36

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
GAAP net income	$25	$14	$42	$11
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(3)	8	(13)	47
Net impact of goodwill and acquired intangible assets	—	1	4	2
Net income tax effect	5	(2)	14	(13)
Total Core Earnings adjustments to GAAP	2	7	5	36
Core Earnings net income	$27	$21	$47	$47

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(1)	$5	$(6)	$30
Plus: (Gains) losses on fair value hedging activity included in interest expense	(4)	(4)	(12)	2
Total (gains) losses in GAAP net income	(5)	1	(18)	32
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	1	5	3	11
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(4)	6	(15)	43
Other derivative accounting adjustments(3)	1	2	2	4
Total net impact of derivative accounting	$(3)	$8	$(13)	$47

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Reclassification of settlements on derivative and hedging activities:
Net settlement income (expense) on interest rate swaps reclassified to net interest income	$1	$5	$3	$11
Total reclassifications of settlement income (expense) on derivative and hedging activities	$1	$5	$3	$11
(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fair value hedges	$(1)	$4	$(3)	$7
Foreign currency hedges	(3)	(8)	(9)	(5)
Other (a)	—	10	(3)	41
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(4)	$6	$(15)	$43

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2026, derivative accounting has decreased GAAP equity by approximately $17 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Beginning impact of derivative accounting on GAAP equity	$(28)	$(22)	$(39)	$8
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	11	(8)	22	(38)
Ending impact of derivative accounting on GAAP equity	$(17)	$(30)	$(17)	$(30)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Total pre-tax net impact of derivative accounting recognized in net income(2)	$3	$(8)	$13	$(47)
Tax and other impacts of derivative accounting adjustments	(1)	2	(3)	12
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	9	(2)	12	(3)
Net impact of net mark-to-market gains (losses) under derivative accounting	$11	$(8)	$22	$(38)

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

(Dollars in millions)	June 30, 2026	June 30, 2025
Total hedged Floor Income, net of tax(1)(2)	$20	$35

(1)
$26 million and $46 million on a pre-tax basis as of June 30, 2026 and June 30, 2025, respectively.
(2)
Of the $20 million as of June 30, 2026, approximately $7 million, $7 million and $6 million will be recognized as part of Core Earnings net income in the remainder of 2026, 2027 and 2028, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Core Earnings goodwill and acquired intangible asset adjustments	$—	$1	$4	$2

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

(Dollars in millions)	June 30, 2026	June 30, 2025
Navient Corporation's stockholders' equity	$2,398	$2,564
Less: Goodwill and acquired intangible assets	430	436
Tangible Equity	1,968	2,128
Less: Equity held for FFELP Loans	133	148
Adjusted Tangible Equity	$1,835	$1,980
Divided by:
Total assets	$47,297	$50,222
Less:
Goodwill and acquired intangible assets	430	436
FFELP Loans	26,575	29,618
Adjusted tangible assets	$20,292	$20,168
Adjusted Tangible Equity Ratio	9.0%	9.8%

3. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. As of June 30, 2026, the $426 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $15,409 million Private Education Loan portfolio. The $163 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $15,409 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Allowance at end of period (GAAP)	$263	$348	$263	$348
Plus: expected future recoveries on previously fully charged-off loans	163	172	163	172
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$426	$520	$426	$520
Ending total loans(1)	$15,409	$15,878	$15,409	$15,878
Ending loans in repayment(1)	$14,781	$15,267	$14,781	$15,267
Net charge-offs	$71	$80	$143	$152

Allowance coverage of charge-offs (annualized)(1):
GAAP	1.0	1.1	.9	1.1
Adjustment(2)	.6	.5	.6	.6
Non-GAAP Financial Measure(2)	1.6	1.6	1.5	1.7

Allowance as a percentage of the ending total loan balance(1):
GAAP	1.7%	2.2%	1.7%	2.2%
Adjustment(2)	1.1	1.1	1.1	1.1
Non-GAAP Financial Measure(2)	2.8%	3.3%	2.8%	3.3%

Allowance as a percentage of the ending loans in repayment(1):
GAAP	1.8%	2.3%	1.8%	2.3%
Adjustment(2)	1.1	1.1	1.1	1.1
Non-GAAP Financial Measure(2)	2.9%	3.4%	2.9%	3.4%

(1)
Second-quarter 2026 excludes $528 million of loans, and the corresponding charge-offs, that were classified as held for sale as of June 30, 2026.
(2)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of June 30, 2026, please refer to “Note 10 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our 2025 Form 10-K should be considered together with information included in this Form 10-Q. Except as described below, we believe there have been no material changes to the risk factors previously disclosed in our 2025 10-K.

The Company previously disclosed that a failure by its service providers to adequately protect their systems and prevent cyber-attacks could compromise confidential or proprietary information. On June 8, 2026, the Company became aware of a cybersecurity incident involving a third-party law firm (the "Firm") that provides legal services to the Company (the "Incident"). The Incident involved a security breach in which an unauthorized actor obtained certain Company-related data maintained by the Firm in connection with the Firm's provision of legal services to the Company, including borrower information such as customer names, dates of birth, addresses, and Social Security numbers. Promptly after learning of the Incident, the Company initiated an investigation with the assistance of external advisors and began coordinating with the Firm on notifications to affected individuals and regulators as required by applicable federal and state laws. The Incident was limited to data maintained in the Firm's environment. The Company has not identified any evidence of unauthorized access to its own systems and has not experienced any disruption to its operations or customer services as a result of the Incident. The Company is not aware of any further disclosure or misuse of the affected personal information. As a result, the Incident did not have a material effect on the Company's results of operations for the period presented.

Notwithstanding the foregoing, on June 29, 2026, the Company determined the Incident to be material in light of the volume and sensitivity of the information involved and furnished a Current Report on Form 8-K under Item 1.05.

The Incident demonstrates the potential impact of service-provider risk on the Company. The Company has experienced, and may in the future experience, cybersecurity incidents affecting third-party systems that maintain Company or customer data in connection with services provided to the Company. Because the data involved in the Incident includes sensitive borrower information, the Company is subject to notification obligations and potential regulatory inquiry under federal and state data-protection laws and remains subject to various risks arising from the Incident, including potential litigation, regulatory action, and reputational harm.

The Company continues to evaluate the Incident with the assistance of external cybersecurity experts and in coordination with the Firm. The Company will provide updated disclosures as required if additional material information becomes available. As of the date of this report, the Company does not believe the Incident has had, or is reasonably likely to have, a material impact on its financial condition or result of operations; however, there is no assurance that any future cybersecurity incident affecting the Company or its third-party service providers will not materially affect the Company's operations, financial condition, or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2026 and 2025, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2026		As of June 30, 2025
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to- market gains (losses) on derivative and hedging activities	$(7)	$30	$(13)	$39
Mark-to-market gains (losses) on derivative and hedging activities	(7)	8	51	(54)
Increase (decrease) in income before taxes	$(14)	$38	$38	$(15)
Increase (decrease) in net income after taxes	$(11)	$29	$29	$(12)
Increase (decrease) in diluted earnings per common share	$(.11)	$.31	$.29	$(.12)

	At June 30, 2026
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$41,588	$(62)	—%	$103	—%
Other earning assets	2,255	—	—	—	—
Other assets	2,793	23	1	88	3
Total assets gain/(loss)	$46,636	$(39)	—%	$191	—%
Liabilities
Interest-bearing liabilities	$43,598	$(206)	—%	$218	1%
Other liabilities	562	110	20	(3)	(1)
Total liabilities (gain)/loss	$44,160	$(96)	—%	$215	—%

	At December 31, 2025
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$43,147	$(71)	—%	$98	—%
Other earning assets	2,270	—	—	—	—
Other assets	2,819	23	1	86	3
Total assets gain/(loss)	$48,236	$(48)	—%	$184	—%
Liabilities
Interest-bearing liabilities	$45,204	$(223)	—%	$238	1%
Other liabilities	576	79	14	28	5
Total liabilities (gain)/loss	$45,780	$(144)	—%	$266	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) a portion of our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Items (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (i) having a more significant impact than items (ii) and (iii) as a result of interest rates being lower compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact than items (ii) and (iii) as a result of interest rates being lower compared to the prior period.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are related to both ineffectiveness recognized on hedging relationships as well as to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark-to-market adjustment of the hedged item in this analysis. The decline in impact from the prior year is primarily due to a decline in the notional of derivatives that don't qualify for hedge accounting.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2026. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$1.4	$—	$1.4
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	.7	—	.7
Prime	monthly	2.4	—	2.4
3 month Term SOFR	quarterly	.1	.9	(.8)
3 month Term SOFR	monthly	—	.4	(.4)
1 month Term SOFR	monthly	1.5	.5	1.0
Overnight SOFR(1)	daily	25.0	25.7	(.7)
Non Discrete reset	monthly	—	4.3	(4.3)
Non Discrete reset	daily/weekly	2.2	—	2.2
Fixed Rate (2)		13.8	15.5	(1.7)
Total		$47.3	$47.3	$—

(1)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $12.0 billion of 30-day average SOFR lookback debt and $11.4 billion of 90-day average SOFR lookback debt.
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

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended June 30, 2026.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
April 1 — April 30, 2026	—	$—	—	$77
May 1 — May 31, 2026	—	—	—	$77
June 1 — June 30, 2026	.3	7.81	.3	$74
Total second-quarter 2026	.3	$7.81	.3

(1)
In October 2025, our Board of Directors approved a new $100 million share repurchase program. The share repurchase program does not have an expiration date.
(2)
On March 13, 2026, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during first-quarter 2026 from March 18, 2026 to March 31, 2026. This plan terminated by its terms on April 29, 2026. On June 12, 2026, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during second-quarter 2026 from June 16, 2026 to June 30, 2026. This plan terminates by its terms on August 7, 2026.

Other Information

Director and Officer Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Private Education Loans held for investment, at amortized cost net of allowance for losses of $263 and $364, respectively)	$15,146	$15,451
Private Education Loans held for sale	528	—
FFELP Loans held for investment, at amortized cost (net of allowance for losses of $163 and $173, respectively)	26,575	28,141
Investments	116	166
Cash and cash equivalents	770	637
Restricted cash and cash equivalents	1,369	1,467
Goodwill and acquired intangible assets, net	430	434
Other assets	2,363	2,385
Total assets	$47,297	$48,681
Liabilities
Short-term borrowings	$4,214	$5,073
Long-term borrowings	40,123	40,633
Other liabilities	562	576
Total liabilities	44,899	46,282
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 468 million and 467 million shares issued, respectively	4	4
Additional paid-in capital	3,410	3,403
Accumulated other comprehensive income (net of tax expense of $4 and $1, respectively)	14	2
Retained earnings	4,562	4,552
Total stockholders’ equity before treasury stock	7,990	7,961
Less: Common stock held in treasury at cost: 374 million and 371 million shares, respectively	(5,592)	(5,562)
Total equity	2,398	2,399
Total liabilities and equity	$47,297	$48,681

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2026	December 31, 2025
Private Education Loans	$14,622	$14,133
FFELP Loans	26,532	28,057
Restricted cash	1,367	1,466
Other assets, net	1,252	1,300
Short-term borrowings	3,319	4,389
Long-term borrowings	35,550	35,835
Net assets of consolidated variable interest entities	$4,904	$4,732

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Private Education Loans	$273	$273	$550	$562
FFELP Loans	391	483	791	975
Cash and investments	18	22	35	43
Total interest income	682	778	1,376	1,580
Total interest expense	560	650	1,123	1,322
Net interest income	122	128	253	258
Less: provisions for loan losses	26	37	54	67
Net interest income after provisions for loan losses	96	91	199	191
Other income (loss):
Servicing revenue	10	14	21	27
Asset recovery and business processing revenue	—	—	—	23
Other income	17	19	22	33
Gains (losses) on derivative and hedging activities, net	1	(5)	6	(30)
Total other income	28	28	49	53
Expenses:
Salaries and benefits	27	35	59	84
Other operating expenses	55	65	112	143
Total operating expenses	82	100	171	227
Goodwill and acquired intangible asset impairment and amortization expense	—	1	4	2
Restructuring/other reorganization expenses	3	—	2	3
Total expenses	85	101	177	232
Income before income tax expense	39	18	71	12
Income tax expense	14	4	29	1
Net income	$25	$14	$42	$11
Basic earnings per common share	$.27	$.14	$.44	$.11
Average common shares outstanding	94	100	94	101
Diluted earnings per common share	$.26	$.13	$.44	$.11
Average common and common equivalent shares outstanding	95	101	95	102
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$25	$14	$42	$11
Net changes in cash flow hedges, net of tax(1)	9	(2)	12	(3)
Total comprehensive income	$34	$12	$54	$8

(1)
See “Note 5 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at March 31, 2025	466,581,434	(365,246,956)	101,334,478	$4	$3,390	$2	$4,677	$(5,484)	$2,589
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	14	—	14
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	12
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(16)	—	(16)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)
Issuance of common shares	14,995	—	14,995	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Common stock repurchased	—	(1,910,892)	(1,910,892)	—	—	—	—	(24)	(24)
Shares repurchased related to employee stock-based compensation plans	—	(7,543)	(7,543)	—	—	—	—	—	—
Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	$—	$4,674	$(5,508)	$2,564

Balance at March 31, 2026	468,004,107	(374,024,123)	93,979,984	$4	$3,407	$5	$4,552	$(5,589)	$2,379
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	25	—	25
Other comprehensive income (loss), net of tax	—	—	—	—	—	9	—	—	9
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	34
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(15)	—	(15)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—
Issuance of common shares	136,772	—	136,772	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Common stock repurchased	—	(302,069)	(302,069)	—	—	—	—	(2)	(2)
Shares repurchased related to employee stock-based compensation plans	—	(30,859)	(30,859)	—	—	—	—	(1)	(1)
Balance at June 30, 2026	468,140,879	(374,357,051)	93,783,828	$4	$3,410	$14	$4,562	$(5,592)	$2,398

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other
				Common	Paid-In	Comprehensive	Retained	Treasury	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2024	465,308,901	(362,283,344)	103,025,557	$4	$3,380	$3	$4,697	$(5,443)	$2,641
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	11	—	11
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3)	—	—	(3)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	8
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(32)	—	(32)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,287,528	—	1,287,528	—	2	—	—	—	2
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Common stock repurchased	—	(4,463,392)	(4,463,392)	—	—	—	—	(59)	(59)
Shares repurchased related to employee stock-based compensation plans	—	(418,655)	(418,655)	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	466,596,429	(367,165,391)	99,431,038	$4	$3,394	$—	$4,674	$(5,508)	$2,564

Balance at December 31, 2025	466,792,895	(371,281,553)	95,511,342	$4	$3,403	$2	$4,552	$(5,562)	$2,399
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	42	—	42
Other comprehensive income (loss), net of tax	—	—	—	—	—	12	—	—	12
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	54
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(30)	—	(30)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)
Issuance of common shares	1,347,984	—	1,347,984	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Common stock repurchased	—	(2,649,994)	(2,649,994)	—	—	—	—	(26)	(26)
Shares repurchased related to employee stock-based compensation plans	—	(425,504)	(425,504)	—	—	—	—	(4)	(4)
Other	—	—	—	—	—	—	—	—	—
Balance at June 30, 2026	468,140,879	(374,357,051)	93,783,828	$4	$3,410	$14	$4,562	$(5,592)	$2,398

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$42	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	4	2
Stock-based compensation expense	6	12
Mark-to-market (gains) losses on derivative and hedging activities, net	(28)	93
Provisions for loan losses	54	67
Decrease in accrued interest receivable	20	72
Increase (decrease) in accrued interest payable	2	(4)
Decrease (increase) in other assets	27	(3)
(Decrease) in other liabilities	(31)	(53)
Total adjustments	54	186
Net cash provided by operating activities	96	197
Cash flows from investing activities
Education loans originated and acquired	(1,719)	(1,103)
Proceeds from payments on education loans	3,006	2,460
Other investing activities, net	43	24
Disposal of subsidiaries, net of cash and restricted cash disposed of	—	25
Net cash provided by investing activities	1,330	1,406
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,949	1,081
Borrowings collateralized by loans in trust - repaid	(3,179)	(2,430)
Asset-backed commercial paper conduits, net	(127)	(160)
Long-term unsecured notes issued	496	495
Long-term unsecured notes repaid	(506)	(554)
Other financing activities, net	32	30
Common stock repurchased	(26)	(59)
Common dividends paid	(30)	(32)
Net cash used in financing activities	(1,391)	(1,629)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	35	(26)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,104	2,103
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,139	$2,077
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,103	$1,314
Income taxes paid (1)	$30	$1
Income taxes refunded	$(6)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$770	$712
Restricted cash and restricted cash equivalents	1,369	1,365
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,139	$2,077

(1)
For the six months ended June 30, 2026 and 2025, the income taxes paid include $29 million and $0 million, respectively, for transferable tax credits purchased, net of discount. In the current period, the $29 million paid was for $31 million of transferable credits at a $2 million discount. The credit was used to reduce income tax liabilities from prior tax years in the current year provision.

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our 2025 Form 10-K. Definitions for certain capitalized terms used but not otherwise defined in this Form 10-Q can be found in our 2025 Form 10-K.

Loans Held for Sale

Loans are classified as held-for-sale when we have the intent and ability to sell such loans, On June 30, 2026, $528 million of Private Education Loans were classified as held for sale. When loans are classified as held for sale the corresponding allowance for loan losses is reversed and such loans are carried at the lower of fair value or cost basis. These loans had $19 million of allowance for loan loss reversed through provision and are carried at their cost basis as of June 30, 2026. Associated premium, discount and capitalized origination costs are not amortized into interest income for loans classified as held-for-sale.

Election of Fair Value Option – In School Private Education Loans

Effective July 1, 2026, the Company elected the fair value option available under ASC Topic 825, "Financial Instruments," to account for In School Private Education Loans originated on or after that date. Accordingly, these loans will be recorded at fair value with remeasurement each reporting period to the then current fair value of the loans. These adjustments to fair value will be recognized in current period earnings in the Income Statement. Prior to this election, upon origination, In School Private Education Loans were accounted for at amortized cost, which required an allowance for loan losses to be recorded, through provision for loan losses, that covered lifetime expected credit losses under the CECL methodology. The Company believes that applying the fair value option, rather than the amortized cost methodology, to these loans better aligns the accounting with how we manage and evaluate these loans as well as more accurately reflecting the economic value of the loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans

Allowance for Loan Losses Roll Forward

	Three Months Ended June 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Beginning balance	$314	$165	$479	$397	$182	$579
Total provision	17	8	25	29	8	37
Charge-offs:
Gross charge-offs	(82)	(10)	(92)	(93)	(8)	(101)
Expected future recoveries on current period gross charge-offs	11	—	11	13	—	13
Net charge-offs(1)	(71)	(10)	(81)	(80)	(8)	(88)
Decrease in expected future recoveries on previously fully charged-off loans(2)	3	—	3	2	—	2
Allowance at end of period	$263	$163	$426	$348	$182	$530
Net charge-offs as a percentage of average loans in repayment(3)	1.84%	.18%		2.08%	.14%
Ending total loans(3)	$15,409	$26,738		$15,878	$29,800
Average loans in repayment(3)	$14,803	$22,478		$15,375	$25,133
Ending loans in repayment (3)	$14,781	$22,324		$15,267	$24,867

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

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$166	$174
Expected future recoveries of current period defaults	11	13
Recoveries (cash collected)	(10)	(11)
Charge-offs (as a result of lower recovery expectations)	(4)	(4)
End of period expected future recoveries on previously fully charged-off loans	$163	$172
Change in balance during period	$(3)	$(2)
(3)
Second-quarter 2026 excludes $528 million of loans, and the corresponding charge-offs, that were classified as held for sale as of June 30, 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

Allowance for Loan Losses Roll Forward

	Six Months Ended June 30,
	2026			2025
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Beginning balance	$364	$173	$537	$441	$180	$621
Total provision	35	17	52	51	16	67
Charge-offs:
Gross charge-offs	(165)	(27)	(192)	(175)	(14)	(189)
Expected future recoveries on current period gross charge-offs	22	—	22	23	—	23
Net charge-offs(1)	(143)	(27)	(170)	(152)	(14)	(166)
Decrease in expected future recoveries on previously fully charged-off loans(2)	7	—	7	8	—	8
Allowance at end of period	$263	$163	$426	$348	$182	$530
Net charge-offs as a percentage of average loans in repayment(3)	1.87%	.24%		1.98%	.12%
Ending total loans(3)	$15,409	$26,738		$15,878	$29,800
Average loans in repayment(3)	$14,792	$22,850		$15,423	$25,295
Ending loans in repayment(3)	$14,781	$22,324		$15,267	$24,867

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

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning of period expected future recoveries on previously fully charged-off loans	$170	$179
Expected future recoveries of current period defaults	22	23
Recoveries (cash collected)	(20)	(21)
Charge-offs (as a result of lower recovery expectations)	(9)	(10)
End of period expected future recoveries on previously fully charged-off loans	$163	$172
Change in balance during period	$(7)	$(8)
(3)
Six months ended June 30, 2026 excludes $528 million of loans, and the corresponding charge-offs, that were classified as held for sale as of June 30, 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2026
(Dollars in millions)	2026	2025	2024	2023	2022	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,522	$1,947	$869	$472	$936	$7,884	$13,630	88%
Below 640	9	45	58	47	99	1,521	1,779	12
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
Loan Status:
In-school/grace/ deferment/forbearance	$38	$99	$81	$41	$43	$326	$628	4%
Current/90 days or less delinquent	1,493	1,885	838	469	977	8,770	14,432	94
Greater than 90 days delinquent	—	8	8	9	15	309	349	2
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
Seasoning(1):
1-12 payments	$1,503	$1,462	$36	$19	$10	$24	$3,054	20%
13-24 payments	—	455	664	31	23	40	1,213	8
25-36 payments	—	—	166	351	56	93	666	4
37-48 payments	—	—	—	89	412	209	710	5
More than 48 payments	—	—	—	—	512	8,897	9,409	61
Loans in-school/ grace/deferment	28	75	61	29	22	142	357	2
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
Certain Loan Modifications(2):
Modified	$—	$13	$41	$50	$126	$4,648	$4,878	32%
Non-Modified	1,531	1,979	886	469	909	4,757	10,531	68
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
Cosigners:
With cosigner(3)	$204	$473	$281	$172	$105	$3,263	$4,498	29%
Without cosigner	1,327	1,519	646	347	930	6,142	10,911	71
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
School Type:
Not-for-profit	$1,531	$1,992	$917	$506	$1,017	$8,546	$14,509	94%
For-profit	—	—	10	13	18	859	900	6
Total	$1,531	$1,992	$927	$519	$1,035	$9,405	$15,409	100%
Allowance for loan losses							(263)
Total loans, net(4)							$15,146

Charge-Offs	$—	$(3)	$(4)	$(5)	$(7)	$(124)	$(143)

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
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 66% for total loans at June 30, 2026.
(4)
Excludes $528 million of loans classified as held for sale as of June 30, 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

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
(3)
Excluding Private Education Refinance Loans, the cosigner rate was 66% for total loans at June 30, 2025.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

	Private Education Loan Delinquencies
	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$357		$395		$361
Loans in forbearance(2)	271		236		250
Loans in repayment and percentage of each status:
Loans current	13,985	94.6%	14,230	93.7%	14,296	93.6%
Loans delinquent 31-60 days(3)	279	1.9	326	2.1	335	2.2
Loans delinquent 61-90 days(3)	168	1.1	194	1.3	177	1.2
Loans delinquent greater than 90 days(3)	349	2.4	434	2.9	459	3.0
Total loans in repayment	14,781	100%	15,184	100%	15,267	100%
Total loans(4)	15,409		15,815		15,878
Allowance for losses	(263)		(364)		(348)
Loans, net	$15,146		$15,451		$15,530
Percentage of loans in repayment		95.9%		96.0%		96.2%
Delinquencies as a percentage of loans in repayment		5.4%		6.3%		6.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		1.5%		1.6%

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
(4)
June 30, 2026 excludes $528 million of loans classified as held for sale as of June 30, 2026.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

FFELP Loans

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicators are loan status and loan type.

	FFELP Loan Delinquencies
	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,131		$1,210		$1,280
Loans in forbearance(2)	3,283		3,532		3,653
Loans in repayment and percentage of each status:
Loans current	19,040	85.3%	19,441	82.4%	20,145	81.0%
Loans delinquent 31-60 days(3)	904	4.1	1,075	4.6	1,333	5.4
Loans delinquent 61-90 days(3)	590	2.6	706	3.0	863	3.5
Loans delinquent greater than 90 days(3)	1,790	8.0	2,350	10.0	2,526	10.1
Total FFELP Loans in repayment	22,324	100%	23,572	100%	24,867	100%
Total FFELP Loans	26,738		28,314		29,800
FFELP Loan allowance for losses	(163)		(173)		(182)
FFELP Loans, net	$26,575		$28,141		$29,618
Percentage of FFELP Loans in repayment		83.5%		83.3%		83.4%
Delinquencies as a percentage of FFELP Loans in repayment		14.7%		17.5%		19.0%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		13.0%		12.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	June 30, 2026	June 30, 2025	Change
Stafford Loans	$8,825	$9,703	$(878)
Consolidation Loans	15,201	17,077	(1,876)
Rehab Loans	2,712	3,020	(308)
Total loans, gross	$26,738	$29,800	$(3,062)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

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

The disclosures below through the end of this footnote, for the three and six months ended June 30, 2026, exclude the $528 million of loans which were classified as held for sale as of June 30, 2026.

The following tables show the amortized cost basis as of June 30, 2026 and 2025 of the loans to borrowers experiencing financial difficulty that were modified during the respective period.

	Three Months Ended June 30, 2026
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$562	3.6%	$240	1.6%	$31	.2%

	Three Months Ended June 30, 2025
	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$568	3.6%	$295	1.9%	$35	.2%

	Six Months Ended June 30, 2026
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,154	7.5%	$473	3.1%	$67	.4%

	Six Months Ended June 30, 2025
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,171	7.4%	$548	3.5%	$75	.5%

(1)
As of June 30, 2026 and 2025, there was $1.0 billion and $1.0 billion, respectively, of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

For those loans modified in the three and six months ended June 30, 2026 and 2025, the following tables show the impact of such modification.

Three Months Ended June 30, 2026
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 11.6% to 5.2%	Added an average 5 months to the remaining life of the loans	Added an average 6 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.2% to 4.7%.

Three Months Ended June 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.3% to 5.3%	Added an average 5 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.1% to 5.4%.

Six Months Ended June 30, 2026
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 11.6% to 5.2%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 11.2% to 4.9%.

Six Months Ended June 30, 2025
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.4% to 5.4%	Added an average 7 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.0% to 5.4%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Modified loans (amortized cost) (1)	$232	$109	$278	$179
Payment default (par)	$235	$111	$281	$183
Charge-offs (par)	$24	$15	$47	$25

(1)
For the three months ended June 30, 2026 and 2025, the modified loans include $179 million and $71 million, respectively, of Interest Rate Reduction, $10 million and $5 million, respectively, of Combination Rate Reduction and Term Extension, and $43 million and $33 million, respectively, of More Than Insignificant Payment Delay. For the six months ended June 30, 2026 and 2025, the modified loans include $208 million and $119 million, respectively, of Interest Rate Reduction, $12 million and $8 million, respectively, of Combination Rate Reduction and Term Extension, and $58 million and $52 million, respectively, of More Than Insignificant Payment Delay.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

2. Allowance for Loan Losses – Education Loans (Continued)

The following table provides the performance and related loan status of Private Education Loans that have been modified within the 12 months prior to June 30, 2026 and the 12 months prior to December 31, 2025, respectively.

	Payment Status (Amortized Cost)
(Dollars in millions)	Twelve Months Ended
Loan Status	June 30, 2026	December 31, 2025
Loans in school/deferment	$18	$24
Loans in forbearance	94	73
Loans current	1,987	2,056
Loans delinquent 31 - 60 days	179	191
Loans delinquent 61 - 90 days	113	125
Loans delinquent greater than 90 days	175	211
Total modified loans	$2,566	$2,680

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

3. Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

(Dollars in millions)	June 30, 2026	December 31, 2025
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	$106	$106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Federal Education Loans reportable segment:
FFELP Loans	227	227
Federal Education Loan Servicing	5	5
Total	232	232
Total goodwill	$428	$428

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

Accordingly, management performed a qualitative impairment assessment as of March 31, 2026. The assessment included an analysis of the amount of cushion that existed (difference between the fair value and carry value of the reporting unit) when the quantitative test was last completed in the fourth quarter of 2025, and a review of macroeconomic conditions, including stock price volatilities within our industry and the broader market, the regulatory and legislative environment and the performance of each reporting unit relative to the key assumptions used in the previous October 1, 2025, quantitative test. We also considered our market capitalization in relation to book equity. We concluded it was more likely than not on March 31, 2026, that the fair value of each reporting unit with goodwill continued to exceed their respective carrying values and therefore goodwill was not impaired. Therefore, a quantitative impairment test was not required.

We did not identify an additional triggering event for the second quarter ended June 30, 2026. The Company will continue to monitor its market capitalization and other qualitative factors to assess whether the underlying fair value of its reporting units has declined, which could result in future goodwill impairment. We will also monitor the decline in the stock price as a sustained decline could lead to goodwill impairment in the future.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

4. Borrowings

The following table summarizes our borrowings.

	June 30, 2026			December 31, 2025
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$720	$4,580	$5,300	$525	$4,782	$5,307
Total unsecured borrowings	720	4,580	5,300	525	4,782	5,307
Secured borrowings:
Private Education Loan securitizations(1)	408	10,847	11,255	469	10,250	10,719
FFELP Loan securitizations(2)(3)	—	23,670	23,670	109	25,302	25,411
Private Education Loan ABCP facilities(4)	1,159	574	1,733	1,942	—	1,942
FFELP Loan ABCP facilities(4)	1,752	499	2,251	1,869	299	2,168
Other(5)	186	38	224	160	39	199
Total secured borrowings	3,505	35,628	39,133	4,549	35,890	40,439
Total before hedge accounting adjustments	4,225	40,208	44,433	5,074	40,672	45,746
Hedge accounting adjustments	(11)	(85)	(96)	(1)	(39)	(40)
Total	$4,214	$40,123	$44,337	$5,073	$40,633	$45,706

(1)
Includes $408 million and $469 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of June 30, 2026 and December 31, 2025, respectively.
(2)
Includes $0 million and $109 million of short-term debt and $118 million and $0 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of June 30, 2026 and December 31, 2025, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.4 billion as of June 30, 2026 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2026 and 2040. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
ABCP facilities include $806 million and $432 million of gross issuances in the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion and $587 million of gross paydowns in the three months ended June 30, 2026 and 2025, respectively. ABCP facilities include $1.5 billion and $964 million of gross issuances in the six months ended June 30, 2026 and 2025, respectively, and $1.7 billion and $1.1 billion of gross paydowns in the six months ended June 30, 2026 and 2025, respectively.
(5)
“Other” primarily includes short-term repurchase obligation funding.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

4. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2026 and December 31, 2025, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2026
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$408	$10,847	$11,255	$12,655	$415	$154	$13,224
FFELP Loan securitizations	—	23,670	23,670	24,309	784	1,052	26,145
Private Education Loan ABCP facilities	1,159	574	1,733	1,967	98	23	2,088
FFELP Loan ABCP facilities	1,752	499	2,251	2,223	70	114	2,407
Total before hedge accounting adjustments	3,319	35,590	38,909	41,154	1,367	1,343	43,864
Hedge accounting adjustments	—	(40)	(40)	—	—	(91)	(91)
Total	$3,319	$35,550	$38,869	$41,154	$1,367	$1,252	$43,773

	December 31, 2025
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
Private Education Loan securitizations	$469	$10,250	$10,719	$11,960	$364	$127	$12,451
FFELP Loan securitizations	109	25,302	25,411	25,942	950	1,096	27,988
Private Education Loan ABCP facilities	1,942	—	1,942	2,173	68	44	2,285
FFELP Loan ABCP facilities	1,869	299	2,168	2,115	84	108	2,307
Total before hedge accounting adjustments	4,389	35,851	40,240	42,190	1,466	1,375	45,031
Hedge accounting adjustments	—	(16)	(16)	—	—	(75)	(75)
Total	$4,389	$35,835	$40,224	$42,190	$1,466	$1,300	$44,956

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$26	$39	$—	$—	$26	$39
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	3	—	—	—	3
Total derivative assets(2)		—	—	26	42	—	—	26	42
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(91)	(79)	—	—	(91)	(79)
Total derivative liabilities(2)		—	—	(91)	(79)	—	—	(91)	(79)
Net total derivatives		$—	$—	$(65)	$(37)	$—	$—	$(65)	$(37)

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
(2)
The following table shows derivative positions net of collateral:

	Other Assets		Other Liabilities
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivative values (as carried on balance sheet)	$26	$42	$(91)	$(79)
Cash collateral (held) pledged	(32)	(44)	52	40
Net position	$(6)	$(2)	$(39)	$(39)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2026		As of December 31, 2025
(Dollars in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$687	$(11)	$499	$(1)
Long-term borrowings	$4,318	$(87)	$4,675	$(42)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025	Jun 30, 2026	Dec 31, 2025
Notional Values:
Interest rate swaps	$1.2	$1.3	$4.1	$4.1	$.1	$.7	$5.4	$6.1
Cross-currency interest rate swaps	—	—	1.1	1.2	—	—	1.1	1.2
Total derivatives	$1.2	$1.3	$5.2	$5.3	$.1	$.7	$6.5	$7.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(18)	$51	$(28)	$109
Gains (losses) recognized in net income on hedged items	19	(55)	31	(116)
Net fair value hedge ineffectiveness gains (losses)	1	(4)	3	(7)
Cross-currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(1)	115	(15)	169
Gains (losses) recognized in net income on hedged items	4	(107)	24	(164)
Net fair value hedge ineffectiveness gains (losses)	3	8	9	5
Total fair value hedges(1)(2)	4	4	12	(2)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	1	(5)	6	(30)
Total trading derivatives(3)	1	(5)	6	(30)
Mark-to-market gains (losses) recognized	$5	$(1)	$18	$(32)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

5. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Total gains (losses) on cash flow hedges	$9	$(2)	$12	$(2)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	—	—	—	(1)
Net changes in cash flow hedges, net of tax	$9	$(2)	$12	$(3)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2026	December 31, 2025
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$32	$44
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$32	$44
Derivative asset at fair value including accrued interest	$35	$51
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$52	$40
Total collateral pledged	$52	$40
Derivative liability at fair value including accrued interest and premium receivable	$95	$84

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts' credit ratings. At June 30, 2026 and December 31, 2025, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $4 million and $4 million, respectively. The trusts are not required to post collateral to the counterparties. At June 30, 2026 and December 31, 2025, the net positive exposure on swaps in securitization trusts was $0 million and $3 million, respectively.

6. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2026	December 31, 2025
Accrued interest receivable	$1,638	$1,658
Benefit and insurance-related investments	457	458
Income tax asset, net	142	150
Derivatives at fair value	26	42
Fixed assets	21	23
Accounts receivable	10	12
Other	69	42
Total	$2,363	$2,385

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

7. Stockholders’ Equity

The following table summarizes our common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2026	2025	2026	2025
Common stock repurchased(1)	.3	1.9	2.6	4.5
Common stock repurchased (in dollars)(1)	$2	$24	$26	$59
Average purchase price per share(1)	$7.81	$12.56	$9.67	$13.22
Remaining common stock repurchase authority(1)	$74	$52	$74	$52
Shares repurchased related to employee stock-based compensation plans(2)	—	—	.4	.4
Average purchase price per share(2)	$—	$—	$9.67	$13.74
Common shares issued(3)	.1	—	1.3	1.3
Dividends paid	$15	$16	$30	$32
Dividends per share	$.16	$.16	$.32	$.32

(1)
Common shares purchased under our share repurchase program. Our Board of Directors authorized a $100 million share repurchase program in October 2025.
(2)
Comprises shares withheld from the vesting of restricted stock for employees’ tax withholding obligations.
(3)
Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2026 was $8.51.

8. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$25	$14	$42	$11
Denominator:
Weighted average shares used to compute basic EPS	94	100	94	101
Effect of dilutive securities:
Dilutive effect of restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	1	1	1
Dilutive potential common shares(2)	1	1	1	1
Weighted average shares used to compute diluted EPS	95	101	95	102
Basic earnings per common share	$.27	$.14	$.44	$.11
Diluted earnings per common share	$.26	$.13	$.44	$.11

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon the vesting of restricted stock, restricted stock units and performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)
For all periods presented, there were no shares outstanding that were excluded from the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

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

During the three and six months ended June 30, 2026 and 2025, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2026				December 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$26	$—	$26	$—	$39	$—	$39
Cross-currency interest rate swaps	—	—	—	—	—	—	3	3
Total derivative assets(2)	—	26	—	26	—	39	3	42
Total	$—	$26	$—	$26	$—	$39	$3	$42
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$—	$—	$—	$—	$—	$—
Cross-currency interest rate swaps	—	—	(91)	(91)	—	—	(79)	(79)
Total derivative liabilities(2)	—	—	(91)	(91)	—	—	(79)	(79)
Total	$—	$—	$(91)	$(91)	$—	$—	$(79)	$(79)

(1)
Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)
Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

9. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2026				2025
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(89)	$—	$(89)	$—	$(190)	$—	$(190)
Total gains/(losses):
Included in earnings(1)	—	(8)	—	(8)	—	107	—	107
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	6	—	6	—	8	—	8
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(91)	$—	$(91)	$—	$(75)	$—	$(75)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$(2)	$—	$(2)	$—	$115	$—	$115

	Six Months Ended June 30,
	2026				2025
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$—	$(76)	$—	$(76)	$—	$(244)	$—	$(244)
Total gains/(losses):
Included in earnings(1)	—	(28)	—	(28)	—	152	—	152
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	13	—	13	—	17	—	17
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$—	$(91)	$—	$(91)	$—	$(75)	$—	$(75)
Change in mark-to- market gains/ (losses) relating to instruments still held at the reporting date(2)	$—	$15	$—	$15	$—	$169	$—	$169

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$—
Interest expense	(8)	107	(28)	152
Total	$(8)	$107	$(28)	$152

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps. Recorded in interest expense for cross-currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

9. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2026	Valuation Technique	Input	Range and Weighted Average
Derivatives
Cross-currency interest rate swaps	$(91)	Discounted cash flow	Constant Prepayment Rate	5%
Total	(91)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2026			December 31, 2025
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Private Education Loans	$15,089	$15,674	$(585)	$15,051	$15,451	$(400)
FFELP Loans	26,499	26,575	(76)	28,096	28,141	(45)
Cash and investments	2,255	2,255	—	2,270	2,270	—
Total earning assets	43,843	44,504	(661)	45,417	45,862	(445)
Interest-bearing liabilities
Short-term borrowings	4,224	4,214	(10)	5,084	5,073	(11)
Long-term borrowings	39,374	40,123	749	40,120	40,633	513
Total interest-bearing liabilities	43,598	44,337	739	45,204	45,706	502
Derivative financial instruments
Interest rate swaps	26	26	—	39	39	—
Cross-currency interest rate swaps	(91)	(91)	—	(76)	(76)	—
Excess of net asset fair value over carrying value			$78			$57

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

Contingencies

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damages are asserted against us and our subsidiaries. We and our subsidiaries are also subject to potential unasserted claims by third parties.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

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

Regulatory Matters

The Company has been named as defendant in a number of putative class action and other cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversary proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operations or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2026	December 31, 2025
Private Education Loans, net	$15,674	$15,451
Cash and investments(1)	564	529
Other	563	565
Total assets	$16,801	$16,545

(1)
Includes restricted cash and investments.

Federal Education Loans Segment

Navient owns and manages FFELP Loans and is the master servicer on this portfolio. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2026	December 31, 2025
FFELP Loans, net	$26,575	$28,141
Cash and investments(1)	848	1,034
Other	1,643	1,681
Total assets	$29,066	$30,856

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

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

At June 30, 2026 and December 31, 2025, the Other segment had total assets of $1.4 billion and $1.3 billion, respectively.

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

At June 30, 2026 and December 31, 2025, the Business Processing segment had total assets of $0 and $0, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$664					$273	$391	$—	$—
Cash and investments	18					5	8	—	5
Total interest income	682					278	399	—	5
Total interest expense	560					185	351	—	26
Net interest income (loss)	122	$1	$(3)	$(2)	$120	93	48	—	(21)
Less: provisions for loan losses	26				26	18	8	—	—
Net interest income (loss) after provisions for loan losses	96					75	40	—	(21)
Other income (loss):
Servicing revenue	10					2	8	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	18					—	—	—	17
Total other income	28	(1)	—	(1)	27	2	8	—	17
Expenses:
Direct operating expenses	57					42	15	—	—
Unallocated shared services expenses	25					—	—	—	25
Operating expenses(2)	82	—	—	—	82	42	15	—	25
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	85	—	—	—	85	42	15	—	28
Income (loss) before income tax expense (benefit)	39	—	(3)	(3)	36	35	33	—	(32)
Income tax expense (benefit)(3)	14	—	(5)	(5)	9	8	7	—	(6)
Net income (loss)	$25	$—	$2	$2	$27	$27	$26	$—	$(26)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(2)	$—	$(2)
Total other income	(1)	—	(1)
Goodwill and acquired intangible asset impairment and amortization	—	—	—
Total Core Earnings adjustments to GAAP	$(3)	$—	(3)
Income tax expense (benefit)			(5)
Net income (loss)			$2

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended June 30, 2026
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$14	$14	$—	$—	$28
Information technology expenses	10	—	—	6	16
Corporate expenses	—	—	—	18	18
Other/remaining expenses	18	1	—	1	20
Operating expenses	$42	$15	$—	$25	$82

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$756					$273	$483	$—	$—
Cash and investments	22					5	10	—	7
Total interest income	778					278	493	—	7
Total interest expense	650					183	438	—	26
Net interest income (loss)	128	$5	$(2)	$3	$131	95	55	—	(19)
Less: provisions for loan losses	37				37	29	8	—	—
Net interest income (loss) after provisions for loan losses	91					66	47	—	(19)
Other income (loss):
Servicing revenue	14					3	11	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue (loss)	14					—	(1)	—	20
Total other income	28	(5)	10	5	33	3	10	—	20
Expenses:
Direct operating expenses	53					36	17	—	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses(2)	100	—	—	—	100	36	17	—	47
Goodwill and acquired intangible asset impairment and amortization	1	—	(1)	(1)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	101	—	(1)	(1)	100	36	17	—	47
Income (loss) before income tax expense (benefit)	18	—	9	9	27	33	40	—	(46)
Income tax expense (benefit)(3)	4	—	2	2	6	7	10	—	(11)
Net income (loss)	$14	$—	$7	$7	$21	$26	$30	$—	$(35)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income	5	—	5
Goodwill and acquired intangible asset impairment and amortization	—	(1)	(1)
Total Core Earnings adjustments to GAAP	$8	$1	9
Income tax expense (benefit)			2
Net income (loss)			$7

(2)
Reportable segment significant operating expenses are comprised of:

	Three Months Ended June 30, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$14	$16	$—	$2	$32
Information technology expenses	8	—	—	20	28
Corporate expenses	1	—	—	19	20
Other/remaining expenses	13	1	—	6	20
Operating expenses	$36	$17	$—	$47	$100

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2026
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,341					$550	$791	$—	$—
Cash and investments	35					9	17	—	9
Total interest income	1,376					559	808	—	9
Total interest expense	1,123					365	714	—	51
Net interest income (loss)	253	$3	$(10)	$(7)	$246	194	94	—	(42)
Less: provisions for loan losses	54				54	37	17	—	—
Net interest income (loss) after provisions for loan losses	199					157	77	—	(42)
Other income (loss):
Servicing revenue	21					4	17	—	—
Asset recovery and business processing revenue	—					—	—	—	—
Other revenue	28					—	—	—	22
Total other income	49	(3)	(3)	(6)	43	4	17	—	22
Expenses:
Direct operating expenses	112					81	31	—	—
Unallocated shared services expenses	59					—	—	—	59
Operating expenses(2)	171	—	—	—	171	81	31	—	59
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—	—	—	—
Restructuring/other reorganization expenses	2	—	—	—	2	—	—	—	2
Total expenses	177	—	(4)	(4)	173	81	31	—	61
Income (loss) before income tax expense (benefit)	71	—	(9)	(9)	62	80	63	—	(81)
Income tax expense (benefit)(3)	29	—	(14)	(14)	15	18	15	—	(18)
Net income (loss)	$42	$—	$5	$5	$47	$62	$48	$—	$(63)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2026
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(7)	$—	$(7)
Total other income	(6)	—	(6)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(13)	$4	(9)
Income tax expense (benefit)			(14)
Net income (loss)			$5

(2)
Reportable segment significant operating expenses are comprised of:

	Six Months Ended June 30, 2026
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$28	$30	$—	$—	$58
Information technology expenses	20	—	—	16	36
Corporate expenses	1	—	—	39	40
Other/remaining expenses	32	1	—	4	37
Operating expenses	$81	$31	$—	$59	$171

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2025
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Consumer Lending	Federal Education Loans	Business Processing	Other
Interest income:
Education loans	$1,537					$562	$975	$—	$—
Cash and investments	43					10	20	—	13
Total interest income	1,580					572	995	—	13
Total interest expense	1,322					364	892	—	49
Net interest income (loss)	258	$11	$6	$17	$275	208	103	—	(36)
Less: provisions for loan losses	67				67	51	16	—	—
Net interest income (loss) after provisions for loan losses	191					157	87	—	(36)
Other income (loss):
Servicing revenue	27					6	21	—	—
Asset recovery and business processing revenue	23					—	—	23	—
Other revenue (loss)	3					—	(1)	—	34
Total other income	53	(11)	41	30	83	6	20	23	34
Expenses:
Direct operating expenses	127					70	37	20	—
Unallocated shared services expenses	100					—	—	—	100
Operating expenses(2)	227	—	—	—	227	70	37	20	100
Goodwill and acquired intangible asset impairment and amortization	2	—	(2)	(2)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	232	—	(2)	(2)	230	70	37	20	103
Income (loss) before income tax expense (benefit)	12	—	49	49	61	93	70	3	(105)
Income tax expense (benefit)(3)	1	—	13	13	14	21	16	1	(24)
Net income (loss)	$11	$—	$36	$36	$47	$72	$54	$2	$(81)

(2)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2025
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$17	$—	$17
Total other income	30	—	30
Goodwill and acquired intangible asset impairment and amortization	—	(2)	(2)
Total Core Earnings adjustments to GAAP	$47	$2	49
Income tax expense (benefit)			13
Net income (loss)			$36

(2)
Reportable segment significant operating expenses are comprised of:

	Six Months Ended June 30, 2025
(Dollars in millions)	Consumer Lending	Federal Education Loans	Business Processing	Other	Total
Servicing expenses	$28	$34	$—	$5	$67
Information technology expenses	17	—	1	41	59
Corporate expenses	1	1	—	43	45
Other/remaining expenses	24	2	19	11	56
Operating expenses	$70	$37	$20	$100	$227

(3)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2026 and for the three and six months ended

June 30, 2026 and 2025 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
GAAP net income	$25	$14	$42	$11
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(3)	8	(13)	47
Net impact of goodwill and acquired intangible assets(2)	—	1	4	2
Net tax effect(3)	5	(2)	14	(13)
Total Core Earnings adjustments to GAAP	2	7	5	36
Core Earnings net income	$27	$21	$47	$47

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

Date: August 7, 2026

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